Form 10-Q
period 2002-03-31
AIRGATE PCS INC
filed 2002-05-15
CIK 1085302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 027455

                                AirGate PCS, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                     58-2422929
               --------                                     ----------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

  Harris Tower, 233 Peachtree St. NE, Suite 1700,
                 Atlanta, Georgia                            30303
                 ----------------                            -----
     (Address of principal executive offices)              (Zip code)

        Registrant's telephone number, including area code (404) 525-7272

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   25,801,024 shares of common stock, $0.01 par value per share, were outstanding as of May 6, 2002.

                                AIRGATE PCS, INC.
                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets at March 31, 2002 and September 30, 2001 (unaudited)

            Consolidated Statements of Operations for the three months and six months ended March 31, 2002 and 2001 (unaudited)

            Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001 (unaudited)

            Notes to the Consolidated Financial Statements (unaudited)

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II     OTHER INFORMATION

    Item 1. Legal Proceedings

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION
                         Item 1. -- FINANCIAL STATEMENTS
                       AIRGATE PCS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                  (dollars in thousands, except share amounts)

                                                                                                      March 31,     September 30,
                                                                                                         2002            2001
                                                                                                         ----            ----
Assets
Current assets:
   Cash and cash equivalents ....................................................................     $    25,788      $   14,290
   Accounts receivable, net of allowance for doubtful accounts of $10,581 and $2,758 respectively          43,358          23,798
   Receivable from Sprint PCS ...................................................................          14,483          10,200
   Inventories, net .............................................................................           5,821           4,639
   Prepaid expenses .............................................................................           6,266           3,428
   Direct customer activation costs .............................................................           6,235           3,693
   Other current assets .........................................................................           1,340           1,291
                                                                                                      -----------      ----------
      Total current assets ......................................................................         103,291          61,339
Property and equipment, net of accumulated depreciation of $98,174 and $43,621, respectively ....         452,206         209,326
Financing costs .................................................................................          16,557           7,888
Intangible assets, net of accumulated amortization of $18,162 and $45, respectively (note 8) ....         361,586           1,889
Goodwill (note 8) ...............................................................................         201,623              --
Other assets ....................................................................................           4,376             568
                                                                                                      -----------      ----------
                                                                                                      $ 1,139,639      $  281,010
                                                                                                      ===========      ==========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable and accrued expenses ........................................................     $    63,479      $   24,050
   Payable to Sprint PCS ........................................................................          48,376          32,564
   Deferred revenue .............................................................................          19,842          10,485
   Current maturities of long-term debt and capital lease obligations (note 3) ..................           1,014              --
                                                                                                      -----------      ----------
      Total current liabilities .................................................................         132,711          67,099
Other long-term liabilities .....................................................................          17,610             309
Long-term debt and capital lease obligations, excluding current maturities (note 3) .............         617,557         266,326
                                                                                                      -----------      ----------
      Total liabilities .........................................................................         767,878         333,734
                                                                                                      -----------      ----------


Stockholders' equity (deficit):
   Preferred stock, par value, $.01 per share;
      5,000,000 shares authorized; no shares issued and outstanding .............................              --              --
   Common stock, par value, $.01 per share; 150,000,000 shares authorized; 25,801,024 and
      13,364,980 shares issued and outstanding at March 31, 2002 and September 30, 2001,
      respectively ..............................................................................             258             134
   Additional paid-in-capital ...................................................................         924,002         168,255
   Unearned stock compensation ..................................................................          (1,378)         (1,546)
   Accumulated deficit ..........................................................................        (551,121)       (219,567)
                                                                                                      -----------      ----------
      Total stockholders' equity (deficit) ......................................................         371,761         (52,724)
         Commitments and contingencies ..........................................................              --              --
                                                                                                      -----------      ----------
                                                                                                      $ 1,139,639      $  281,010
                                                                                                      ===========      ==========

   See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                                       Three Months Ended               Six Months Ended
                                                                            March 31,                       March 31,
                                                                 -----------------------------    ----------------------------
                                                                     2002           2001               2002          2001
                                                                 -----------------------------    ----------------------------
Revenues:
   Service revenue ...........................................   $     87,354   $      23,406     $    143,203   $     36,747
   Roaming revenue ...........................................         22,155          10,997           43,458         18,385
   Equipment revenue .........................................          5,388           2,675            9,933          4,965
                                                                 -----------------------------    ----------------------------
                                                                      114,897          37,078          196,594         60,097
                                                                 -----------------------------    ----------------------------

Operating Expenses:
   Cost of services and roaming (exclusive
       of depreciation, as shown separately below) ...........        (76,540)        (26,497)        (134,297)       (43,467)
   Cost of equipment .........................................        (10,681)         (4,592)         (20,264)        (9,664)
   Selling and marketing .....................................        (27,592)        (16,061)         (57,437)       (32,739)
   General and administrative expenses .......................         (6,869)         (3,572)         (12,069)        (8,281)
   Non-cash stock compensation expense .......................           (183)           (594)            (414)          (926)
   Depreciation ..............................................        (17,098)         (7,100)         (28,364)       (13,762)
   Amortization of intangible assets .........................        (13,578)              -          (18,117)             -
   Goodwill impairment (note 8) ..............................       (261,212)              -         (261,212)             -
                                                                 -----------------------------    ----------------------------
       Total operating expenses ..............................       (413,753)        (58,416)        (532,174)      (108,839)
                                                                 -----------------------------    ----------------------------
       Operating loss ........................................       (298,856)        (21,338)        (335,580)       (48,742)
                                                                 -----------------------------    ----------------------------

Interest income ..............................................            117             724              216          2,013
Interest expense .............................................        (14,648)         (7,758)         (24,931)       (15,506)
Other income (expense), net ..................................             75               -              (20)             -
                                                                 -----------------------------    ----------------------------
       Loss before income tax benefit ........................       (313,312)        (28,372)        (360,315)       (62,235)
                                                                 -----------------------------    ----------------------------
       Income tax benefit ....................................         11,402               -           28,761              -
                                                                 -----------------------------    ----------------------------
       Net loss ..............................................   $   (301,910)  $     (28,372)    $   (331,554)  $    (62,235)
                                                                 =============================    ============================

Basic and diluted net loss per share of common stock .........   $     (11.71)  $       (2.18)    $     (15.29)  $      (4.82)

Basic and diluted weighted-average outstanding common shares .     25,790,151      13,008,461       21,688,158     12,920,925

   See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                                    2002         2001
                                                                                 ---------    ---------
Cash flows from operating activities:
   Net loss ..................................................................   $(331,554)   $ (62,235)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Goodwill impairment ......................................................     261,212           --
    Depreciation .............................................................      28,364       13,762
    Amortization of intangible assets ........................................      18,117           --
    Amortization of financing costs ..........................................         849          605
    Provision for doubtful accounts ..........................................      14,849        2,922
    Interest expense associated with accretion of discount ...................      22,476       12,660
    Stock option compensation ................................................         414          926
    Deferred income tax benefit ..............................................     (28,761)          --
     Changes in assets and liabilities:
       Accounts receivable ...................................................     (22,490)     (16,623)
       Receivable from Sprint PCS ............................................         862           --
       Inventories, net ......................................................       3,897        1,125
       Prepaid expenses, other current and long term assets ..................      (2,919)      (3,114)
       Accounts payable, accrued expenses and other long term liabilities ....     (13,376)      10,348
       Payable to Sprint PCS .................................................       2,956        9,257
       Deferred revenue ......................................................       7,229        5,192
                                                                                 ---------    ---------
                  Net cash used in operating activities ......................     (37,875)     (25,175)
                                                                                 ---------    ---------

Cash flows from investing activities:
   Capital expenditures ......................................................     (48,523)     (37,988)
   Cash acquired from iPCS, Inc. .............................................      24,402           --
   Acquisition of iPCS, Inc. .................................................      (5,955)          --
   Purchase of business assets ...............................................          --         (411)
                                                                                 ---------    ---------
                  Net cash used in investing activities ......................     (30,076)     (38,399)
                                                                                 ---------    ---------

Cash flows from financing activities:
   Proceeds from borrowings under senior credit facilities ...................      78,200       42,000
   Payments made under capital lease obligations .............................          (3)          --
   Stock issued to employee stock purchase plan ..............................         567           --
   Proceeds from exercise of employee stock options ..........................         685        3,067
                                                                                 ---------    ---------
                  Net cash provided by financing activities ..................      79,449       45,067
                                                                                 ---------    ---------
                  Net increase (decrease) in cash and cash equivalents .......      11,498      (18,507)
Cash and cash equivalents at beginning of period .............................      14,290       58,384
                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................   $  25,788    $  39,877
                                                                                 =========    =========

Supplemental disclosure of cash flow information - cash paid for interest ....   $   4,052    $   2,930
                                                                                 =========    =========

Supplemental disclosure for non-cash investing activities:
   Capitalized interest ......................................................   $   3,831    $   1,417
   iPCS acquisition:
      Stock issued ...........................................................    (706,645)          --
      Value of common stock options and warrants assumed .....................     (47,727)          --
      Liabilities assumed ....................................................    (282,714)          --
      Assets acquired ........................................................     315,029           --
   Capital lease obligation ..................................................         191           --

   See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

(1)  Business, Basis of Presentation and Summary of Significant Accounting
     Policies

     (a)  Business and Basis of Presentation

AirGate PCS, Inc. and subsidiaries (collectively, the "Company" or "AirGate") were created for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). AirGate PCS, Inc., formed in October 1998, is the Sprint PCS network partner with the exclusive right to market and provide Sprint PCS products and services in its territory and is licensed to use the Sprint PCS brand name in its original 21 markets located in the southeastern United States. On November 30, 2001, AirGate PCS, Inc. acquired iPCS, Inc. (together with its subsidiaries "iPCS"), a Sprint PCS network partner with 37 markets in the midwestern United States. The unaudited consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc., and AirGate Network Services, LLC for all periods presented. The accounts of iPCS, Inc. and subsidiaries, a wholly-owned unrestricted subsidiary of AirGate PCS, Inc. (see note 7), are included as of March 31, 2002, and the results of operations subsequent to November 30, 2001. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate. The results of operations for the three months and six months ended March 31, 2002, are not indicative of the results that may be expected for the full fiscal year of 2002. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

The PCS market is characterized by significant risks as a result of rapid changes in technology and increasing competition. The Company's continuing operations are dependent upon Sprint's ability to perform its obligations under the various agreements between the Company and Sprint under which the Company has agreed to construct and manage its networks (the "Sprint Agreements"). Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven cash flow. Changes in technology, increased competition, economic conditions or inability to achieve breakeven cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

     (b)  Revenue Recognition

The Company sells wireless handsets and accessories, which are recorded at the time of the sale as equipment revenue. The Company also sells to customers a wireless service package, which is recognized monthly as service is provided and is included as service revenue. Roaming revenue is recorded when Sprint PCS subscribers from outside our territory and non-Sprint PCS subscribers roam onto the Company's network. A customer may purchase a wireless handset separately from the purchase of wireless services. The Company believes the sale of wireless handsets and accessories and the related costs of wireless handsets and accessories is a separate earnings process from the sale of wireless services to customers. The Company participates in the Sprint PCS national and regional distribution program in which national retailers such as Radio Shack sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint PCS for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under our management agreement with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint PCS for the handset subsidy that Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint PCS subsidy charges as a selling and marketing expense.

Sprint retains 8% of collected service revenues from Sprint PCS customers based in the Company's markets and from non-Sprint PCS subscribers who roam onto the Company's network. The amount retained by Sprint is recorded as cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS customers who are not based in the Company's markets are not subject to the 8% affiliation fee for Sprint.

The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company does not recognize revenue from subscribers for which the likelihood of collecting such revenue is not reasonably assured.

Activation fee revenue and direct customer activation costs have been deferred and are recorded over the average life for those customers (30 months). For the three months ended March 31, 2002 and 2001, the Company recognized approximately $1.5 million and $0.6 million of activation fee revenue, respectively. For the six months ended March 31, 2002 and 2001, the Company recognized approximately $2.3 million and $0.8 million of activation fee revenue, respectively. For the three months ended March 31, 2002 and 2001, the Company recognized approximately $0.9 million and $0.5 million, respectively of direct customer activation costs. For the six months ended March 31, 2002 and 2001, the Company recognized approximately $1.4 million and $0.6 million, respectively of direct customer activation costs. As of March 31, 2002, the Company has deferred $13.7 million of activation fee revenue and $10.3 million of direct customer activation costs to future periods.

     (c)  Recently Issued Accounting Pronouncements:

In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to customers that purchase wireless handsets in its stores. The Company's historical policy regarding the recognition of these rebates in the statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by the amount of the rebate given. The Company's historically policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Early adoption of this statement is permitted. The Company has elected early adoption as of the beginning of its fiscal year on October 1, 2001. The adoption by the Company did not materially change the methods used by the Company to measure impairment losses on long-lived assets.

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company met the criteria for early application and therefore adopted SFAS No. 142 as of the beginning of its fiscal year on October 1, 2001. Upon application, the provisions of SFAS No. 142 did not have a material adverse effect on the Company's financial statements as of December 31, 2001 and for the three months ended December 31, 2001. The Company acquired iPCS (see note 7) on November 30, 2001 and performed a preliminary allocation of the purchase price under the provisions of SFAS No. 141. As a result of this allocation, the Company recorded goodwill, which is the only indefinite life intangible the Company has recorded in its financial statements. During the three months ended March 31, 2002, the Company experienced a significant decline in its market capitalization as did many other wireless service providers. The Company considered this significant decline in market capitalization as an event that more likely than not had reduced the fair value of iPCS and the related carrying value of goodwill under the provisions of SFAS No. 142. Accordingly the Company performed an interim test for goodwill impairment as of March 31, 2002. The Company recorded approximately $261.2 million of goodwill impairment in operating loss for the three months ended March 31, 2002, as a result of this interim test. The goodwill associated with the acquisition of iPCS was recorded after the adoption of SFAS No. 142 and therefore was not considered transitional goodwill. Transitional goodwill is considered goodwill recorded on the Company's financial statements prior to adoption of SFAS No. 142. Transitional goodwill is required to be tested for impairment within six months of adoption of SFAS No. 142, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. See (note 8) for a further discussion of the goodwill impairment.

     (d)  Net Loss Per Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for both the basic and diluted net loss per share calculations for all periods presented.

The reconciliation of weighted-average outstanding common shares to weighted-average outstanding shares including potentially dilutive common stock equivalents is set forth below:

                                                         Three
                                                         Months                   Six Months
                                                         Ended                       Ended
                                                        March 31,                  March 31,
                                                        ---------                  ---------
                                                   2002          2001          2002          2001
                                                -----------   -----------   -----------   -----------
Weighted-average outstanding common shares       25,790,151    13,008,461    21,688,158    12,920,925
Weighted -average potentially dilutive
  common stock equivalents:
    Common stock options                             16,350       540,124        11,607       497,173
    Stock purchase warrants                          40,577        93,895        40,588        93,342
                                                -----------   -----------   -----------   -----------
Weighted-average outstanding shares
  including potentially dilutive common
  stock equivalents                              25,847,078    13,642,480    21,740,353    13,511,440
                                                ===========   ===========   ===========   ===========

(2)  Sprint Agreements

The Company records various transactions under the Sprint Agreements. These transactions occur in the cost of service and roaming, cost of equipment and selling and marketing captions in the statement of operations. Cost of service and roaming transactions relate to the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Cost of equipment transactions relate to sold inventory purchased under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint's national distribution program. Amounts relating to the Sprint Agreements for the three and six months ended March 31, 2002 and 2001, are as follows (dollars in thousands):

                                                                    Three Months Ended
                                                                    ------------------
                                                                 March 31,      March 31,
                                                                   2002           2001
                                                                   ----           ----
Amounts included in the Consolidated Statement of Operations:
   Cost of service and roaming                                   $ 45,977      $ 13,645
   Cost of equipment                                                9,364         3,686
   Selling and marketing                                            6,711         4,127

                                                                     Six Months Ended
                                                                     ----------------
                                                                 March 31,      March 31,
                                                                   2002           2001
                                                                   ----           ----
Amounts included in the Consolidated Statement of Operations:
   Cost of service and roaming                                   $ 81,159      $ 20,858
   Cost of equipment                                               16,393         7,882
   Selling and marketing                                           18,893         9,069

(3)  Long-Term Debt

Long-term debt reflects the assumption of the iPCS long term debt on November 30, 2001 and consists of the following at March 31, 2002 and September 30, 2001 (dollars in thousands):

                                                                             March 31,    September 30,
                                                                                2002           2001
                                                                                ----           ----
AirGate PCS senior credit facility:
   Outstanding borrowing ..................................................   $123,500       $ 75,300
   Unaccreted original issue discount .....................................       (475)          (574)
                                                                              --------       --------
Net AirGate PCS senior credit facility ....................................    123,025         74,726

iPCS senior credit facility ...............................................     80,000             --

1999 AirGate senior subordinated discount notes:
   Outstanding borrowing ..................................................    214,488        201,124
   Unaccreted original issue discount .....................................     (9,102)        (9,524)
                                                                              --------       --------
Net 1999 AirGate Senior Subordinated Discount Notes .......................    205,386        191,600

2000 iPCS senior subordinated discount notes ..............................    209,590             --
iPCS capital lease obligations ............................................        570             --
                                                                              --------       --------
   Total long-term debt and capital lease obligations .....................    618,571        266,326
   Current maturities of long-term debt and capital lease obligations .....      1,014             --
                                                                              --------       --------
   Long-term debt and capital lease obligations ...........................   $617,557       $266,326
                                                                              ========       ========

As of March 31, 2002, $30.0 million and $60.0 million remained available for borrowing under the AirGate senior credit facility and the iPCS senior credit facility, respectively.

Following the merger with iPCS, we proposed a new business plan for fiscal year 2002 which would have violated the EBITDA loss covenants of the iPCS senior credit facility in the second half of the fiscal year 2002. On February 14, 2002, the Company entered into an amendment, which provided relief under the EBITDA loss covenant and modified certain other requirements. At March 31, 2002, the Company was in compliance with all operational and financial covenants.

(4)  Common Stock Purchase Warrants

         (a)  senior credit facility

On June 1, 2000, the Company issued stock purchase warrants to Lucent Technologies in consideration of the senior credit facility. The exercise price of the warrants equals $20.40 per share, and the warrants are exercisable for an aggregate of 10,175 shares of the Company's common stock at any time. The warrants expire on August 15, 2004. All of these warrants remain outstanding at March 31, 2002.

         (b)  1999 AirGate senior subordinated discount notes

On September 30, 1999, the Company received gross proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of a $1,000 principal amount at maturity 13.5% senior subordinated discount note due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants were exercisable for an aggregate of 644,400 shares of common stock. The warrants expire October 1, 2009. As of March 31, 2002, warrants representing 603,801 shares of common stock had been exercised, and warrants representing 40,599 shares of common stock remain outstanding.

         (c)  Warrants assumed in iPCS acquisition

On November 30, 2001, AirGate assumed warrants to issue 475,351 shares of common stock at $34.51 per share. Such warrants are held by the holders of the 2000 iPCS senior subordinated discount notes. The warrants expire July 16, 2010. As of March 31, 2002, warrants representing all 475,351 shares of common stock remain outstanding.

On November 30, 2001, AirGate assumed warrants to issue 183,584 shares of common stock at $31.06 per share. Such warrants are held by Sprint and were originally issued in consideration for iPCS receiving the right to provide Sprint PCS service in the expansion territory of Michigan, Iowa and Nebraska. The warrants expire July 15, 2007. As of March 31, 2002, warrants representing all 183,584 shares of common stock remain outstanding.

(5)  Income Taxes

The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income tax assets. Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities which result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. In assessing the valuation of deferred income tax assets, management considers whether it is more likely than not that some portion of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to the acquisition of iPCS, management provided a valuation allowance against all of its deferred income tax assets because the realization of those deferred tax assets was uncertain. As part of the iPCS acquisition on November 30, 2001, a deferred income tax liability was established related to non-goodwill intangible assets acquired. The previously recorded valuation allowance of $81.5 million against deferred tax assets was subsequently eliminated as a result of the acquisition. As a result of finalizing the preliminary purchase price allocation of the iPCS acquisition during the three months ended March 31, 2002, a reduction to non-goodwill intangible assets of approximately $118.3 million was incurred. This reduction to non-goodwill intangible assets had an effect of reducing the deferred income tax liability associated with these intangible assets by approximately $42.5 million. During the three and six months ended March 31, 2002, the Company has recorded deferred income tax benefits of $11.4 million and $28.8 million, respectively. As of March 31, 2002, the Company's deferred tax assets were equal to its deferred income tax liability. As a result, the Company expects to provide a valuation allowance against future tax benefits generated.

(6)  Condensed Consolidating Financial Information

AGW Leasing Company, Inc. ("AGW") is a wholly owned restricted subsidiary of AirGate PCS, Inc. AGW has fully and unconditionally guaranteed the 1999 AirGate senior subordinated discount notes and the AirGate $153.5 million senior credit facility. AGW was formed to hold the real estate interests for the Company's PCS network. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999. AGW jointly and severably guarantees the Company's long-term debt.

AirGate Network Services LLC ("ANS") was created as a wholly-owned restricted subsidiary of AirGate PCS, Inc. ANS has fully and unconditionally guaranteed the 1999 AirGate senior subordinated discount notes and AirGate senior credit facility. ANS was formed to provide construction management services for the Company's PCS network. ANS jointly and severably guarantees AirGate's long-term debt.

AirGate Service Company, Inc. ("Service Co") is a wholly owned restricted subsidiary of AirGate PCS, Inc. Service Co has fully and unconditionally guaranteed the 1999 AirGate senior subordinated discount notes and the AirGate $153.5 million senior credit facility. Service Co was formed to provide management services to AirGate PCS and iPCS. Service Co jointly and severably guarantees AirGate's long-term debt.

iPCS is a wholly owned unrestricted subsidiary of AirGate PCS, Inc. As an unrestricted subsidiary, iPCS provides no guarantee to either the 1999 AirGate senior subordinated discount notes or the AirGate $153.5 million senior credit facility and AirGate and its restricted subsidiaries provide no guarantee to the 2000 iPCS senior subordinated discount notes or the iPCS $140 million senior credit facility.

AGW, ANS, Service Co and iPCS are 100% owned by AirGate PCS, Inc. and no other persons have an equity or other interest in such entities.

The unaudited condensed consolidating financial information for AGW, ANS, Service Co and iPCS as of March 31, 2002 and for the six months then ended is as follows (dollars in thousands):

                                                             AirGate
                                              AGW Leasing    Network     AirGate                                    IPCS
                                AirGate PCS,   Company,     Services,   Service                     AirGate    Non-Guarantor
                                      Inc.       Inc.         LLC      Company, Inc. Eliminations Consolidated  Subsidiary
                                ------------  -----------  ----------  ------------- ------------ ------------ -------------
Cash and cash equivalents       $     18,637  $         -  $       (9) $           -  $         -  $    18,628  $      7,160
Property and equipment, net          170,754            -      47,703            100            -      218,557       233,649
Intangible assets                    515,830            -           -              -       47,379      563,209        37,717
Other assets                         160,555            -         529              -      (95,602)      65,482        32,954
Other assets                    ------------  -----------  ----------  -------------  -----------  -----------  -------------
  Total assets                  $    865,776  $         -  $   48,223  $         100  $   (48,223) $   865,876  $    311,480
                                ============  ===========  ==========  =============  ===========  ===========  ============

Current liabilites              $    121,289  $    35,631  $   59,971  $         100  $   (95,602) $   121,389  $     49,039
Other Long-term                        3,633            -           -              -            -        3,633        13,977
Long-term debt                       370,508            -           -              -            -      370,508       247,049
                                ------------  -----------  ----------  -------------  -----------  -----------  ------------
  Total liabilities                  495,430       35,631      59,971            100      (95,602)     495,530       310,065

Common stock                             258            -           -              -            -          258             -
Additional paid-in capital           731,152            -           -              -            -      731,152       192,850
Accumulated deficit                 (359,686)     (35,631)    (11,748)             -       47,379     (359,686)     (191,435)
Unearned stock option
compensation                          (1,378)           -           -              -            -       (1,378)            -
                                ------------  -----------  ----------  -------------  -----------  -----------  ------------
  Total liabilities and
stockholders'
     equity(deficit)                 865,776  $         -      48,223  $         100      (48,223)     865,876       311,480
                                ============  ===========  ==========  =============  ===========  ===========  ============


Total revenues                  $    144,110  $         -  $        -  $           -  $         -  $   144,110  $     52,484
Cost of revenues                     (99,235)      (7,510)          -              -            -     (106,745)      (47,816)
Selling and marketing                (41,789)      (1,499)          -              -            -      (43,288)      (14,149)
General and administrative            (7,291)        (321)          -              -            -       (7,612)       (4,457)
Other                                (18,528)           -       1,268              -            -      (17,260)       (7,889)
Depreciation and amortization        (31,473)           -      (4,163)             -            -      (35,636)      (10,845)
Goodwill impairment                 (261,212)           -           -              -            -     (261,212)            -
                                ------------  -----------  ----------  -------------  -----------  -----------  ------------
Total expenses                      (459,528)      (9,330)     (2,895)             -            -     (471,753)      (85,156)
                                ------------  -----------  ----------  -------------  -----------  -----------  ------------

Loss before income tax
benefit                             (315,418)      (9,330)     (2,895)             -            -     (327,643)      (32,672)
Income tax benefit                    28,761            -           -              -            -       28,761             -
                                ------------  -----------  ----------  -------------  -----------  -----------  ------------

  Net loss                          (286,657)      (9,330)     (2,895) $           -  $         -     (298,882)      (32,672)
                                ============  ===========  ==========  =============  ===========  ===========  ============

Operating activities, net            (20,445)           -       2,891              -            -      (17,554)      (19,754)
Investing activities, net                151            -      (2,743)             -            -       (2,592)      (27,484)
Financing activities, net             48,885            -           -              -            -       48,885        29,997
                                ------------  -----------  ----------  -------------  -----------  -----------  ------------

(Decrease) increase in cash
and cash equivalents                  28,591            -         148              -            -       28,739       (17,241)
Cash and cash
equivalents at
  Beginning of period                 (9,954)           -        (157)             -            -      (10,111)       24,401
Cash and cash equivalents at    ------------  -----------  ----------  -------------  -----------  -----------  ------------
end of period                   $     18,637  $         -  $       (9) $           -  $         -  $     8,628  $      7,160
                                ============  ===========  ==========  =============  ===========  ===========  ============


                                                  AirGate PCS, Inc.
                                   Eliminations     Consolidated
                                   ------------   ----------------
Cash and cash equivalents          $          -   $        25,788
Property and equipment, net                   -           452,206
Intangible assets                       (37,717)          563,209
Other assets                                  -            98,436
                                   ------------   ---------------
  Total assets                     $    (37,717)  $     1,139,639
                                   ============   ===============


Current liabilites                 $    (37,717)  $        32,711
Other Long-term                               -            17,610
Long-term debt                                -           617,557
  Total liabilities                ------------   ---------------
                                        (37,717)          767,878


Common stock                                  -               258
Additional paid-in capital                    -           924,002
Accumulated deficit                           -          (551,121)
Unearned stock option
compensation                                  -            (1,378)
                                   ------------   ---------------
  Total liabilities and
stockholders'
     equity(deficit)                    (37,717)        1,139,639
                                   ============   ===============


Total revenues                     $          -   $        96,594
Cost of revenues                              -          (154,561)
Selling and marketing                         -           (57,437)
General and administrative                    -           (12,069)
Other                                         -           (25,149)
Depreciation and amortization                 -           (46,481)
Goodwill impairment                           -          (261,212)
                                   ------------   ---------------
Total expenses                                -          (556,909)
                                   ------------   ---------------

Loss before income tax benefit                -          (360,315)
Income tax benefit                            -            28,761
                                   ------------   ---------------
  Net loss                         $          -          (331,554)
                                   ============   ===============

Operating activities, net                     -           (37,308)
Investing activities, net                     -           (30,076)
Financing activities, net                     -            78,882
                                   ------------   ---------------

(Decrease) increase in cash
and cash equivalents                          -            11,498
Cash and cash
equivalents at
  Beginning of period                         -            14,290
Cash and cash equivalents at       ------------   ---------------
end of period                      $          -   $        25,788
                                   ============   ===============

The unaudited condensed consolidating financial information for AGW and ANS as of September 30, 2001 and for the six months ended March 31, 2001 is as follows (dollars in thousands):

                                                                                  AirGate
                                                                AGW Leasing       Network                   AirGate PCS, Inc.
                                          AirGate PCS, Inc.    Company, Inc.    Services LLC   Eliminations   Consolidated
                                          -----------------    -------------    ------------   ------------ -----------------
Cash and cash equivalents .................  $     14,447      $         -      $    (157)     $        -     $     14,290
Property and equipment, net ...............       160,203                -         49,123               -          209,326
Investment in subsidiaries ................        37,540                -              -         (37,540)               -
Other assets ..............................       142,738                -            501         (85,845)          57,394
                                             ------------      -----------      ---------      ----------     ------------

     Total assets .........................  $    354,928      $         -      $  49,467        (123,385)    $    281,010
                                             ============      ===========      =========      ==========     ============

Current liabilities .......................  $     68,402      $    26,301      $  58,241      $  (85,845)    $     67,099
Long-term deferred revenue ................           309                -              -               -              309
Long-term debt ............................       266,326                -              -               -          266,326
                                             ------------      -----------      ---------      ----------     ------------

     Total liabilities ....................       335,037           26,301         58,241         (85,845)         333,734
                                             ------------      -----------      ---------      ----------     -----------

Common stock ..............................           134                -              -               -              134
Additional paid-in-capital ................       205,795                -              -         (37,540)         168,255
Accumulated deficit .......................      (184,492)         (26,301)        (8,774)              -         (219,567)
Unearned stock option compensation ........        (1,546)               -              -               -           (1,546)
                                             ------------      -----------      ---------      ----------     ------------
     Total liabilities and stockholders'
      equity ..............................  $    317,388      $         -      $  49,467      $ (123,385)    $    281,010
                                             ============      ===========      =========      ==========     ============

                                                                                  AirGate
                                                                AGW Leasing       Network                   AirGate PCS, Inc.
                                          AirGate PCS, Inc.    Company, Inc.    Services LLC   Eliminations   Consolidated
                                          -----------------    -------------    ------------   ------------ -----------------
Total revenues                               $     60,097      $         -      $       -      $        -     $     60,097

Total expenses                                   (115,013)          (6,916)          (403)              -         (122,332)
                                             ------------      -----------      ---------      ----------     ------------
    Net loss                                 $    (54,916)     $    (6,916)     $    (403)     $        -     $    (62,235)
                                             ============      ===========      =========      ==========     ============

Operating activities, net                    $    (28,447)     $         -      $   3,272      $        -     $    (25,175)

Investing activities, net                         (35,379)               -         (3,020)              -          (38,399)

Financing activities, net                          45,067                -              -               -           45,067
                                             ------------      -----------      ---------      ----------     ------------
(Decrease) increase in cash
    and cash equivalents                          (18,759)               -          3,252               -          (18,507)

Cash and cash equivalents at
     beginning of period                           58,636                -           (252)              -           58,384
                                             ------------      -----------      ---------      ----------     ------------
Cash and cash equivalents at end of
period                                       $     39,877      $         -      $       -      $        -     $     39,877
                                             ============      ===========      =========      ==========     ============

  The unaudited condensed consolidating statement of operations for AGW, Service Co, ANS and iPCS for the three months ended March 31, 2002 is as follows (dollars in thousands):

                                                AGW Leasing     AirGate        AirGate
                                  AirGate PCS,    Company,      Service        Network
                                      Inc.          Inc.     Company, Inc.   Services,LLC  Eliminations
                                  ------------  -----------  -------------   ------------  ------------
Total revenues                     $  76,439    $        -   $           -   $         -   $          -
Cost of revenues                     (49,737)       (3,765)              -             -              -
Selling and marketing                (17,168)       (1,031)              -             -              -
General and administrative            (3,614)         (102)              -            80              -
Other                                 (9,963)            -               -         1,268              -
Depreciation and amortization        (19,532)            -               -        (2,622)             -
Goodwill impairment                 (261,212)            -               -             -              -
                                  ------------  -----------  -------------   ------------  ------------

Total expenses                      (361,226)       (4,898)              -        (1,274)             -
                                  ------------  -----------  -------------   ------------  ------------

Loss before income tax benefit      (284,787)       (4,898)              -        (1,274)             -

Income tax benefit                    11,402             -               -             -              -
                                  ------------  -----------  -------------   ------------  ------------

    Net loss                       $(273,385)   $  ( 4,898)  $           -   $    (1,274)  $          -
                                  ============  ===========  =============   ============  ============


                                                   iPCS
                                    AirGate    Non-Guarantor                AirGate PCS, Inc.
                                  Consolidated  Subsidiary    Eliminations    Consolidated
                                  ------------ -------------  ------------  -----------------
Total revenues                    $    76,439  $     38,458   $          -  $       114,897
Cost of revenues                      (53,502)      (33,719)             -          (87,221)
Selling and marketing                 (18,199)       (9,393)             -          (27,592)
General and administrative             (3,636)       (3,233)             -           (6,869)
Other                                  (8,695)       (5,944)             -          (14,639)
Depreciation and amortization         (22,154)       (8,522)             -          (30,676)
Goodwill impairment                  (261,212)            -              -         (261,212)
                                  ------------ ------------- -------------  ----------------

Total expenses                       (367,398)      (60,811)             -         (428,209)
                                  ------------ ------------- -------------  ----------------

Loss before income tax benefit       (290,959)      (22,353)             -         (313,312)

Income tax benefit                     11,402             -              -           11,402
                                  ------------ ------------- -------------  ----------------

    Net loss                      $  (279,557) $    (22,353)  $          -         (301,910)
                                  ============ =============  ============  ================

  The unaudited condensed consolidating statement of operations for AGW and ANS for the three months ended March 31, 2001 is as follows (dollars in thousands):

                                            AGW Leasing   AirGate Network               AirGate PCS, Inc.
                        AirGate PCS, Inc.  Company, Inc.    Services LLC   Eliminations   Consolidated
                        -----------------  -------------  ---------------- ------------  ---------------
Total revenues          $         37,078   $          -   $             -  $          -  $    37,078
Total expenses                   (61,992)        (3,458)                -             -      (65,450)
                        -------------------------------- ----------------- ------------  ------------
                        $        (24,914)  $     (3,458)  $             -  $          -  $   (28,372)
                        ================================ ================= ============  ============

(7) Merger with iPCS, Inc.

On November 30, 2001, the Company completed the acquisition of iPCS, Inc. In connection with the iPCS acquisition, AirGate issued 12.4 million shares of AirGate common stock valued at $57.16 per share, which totaled $706.6 million. The Company assumed an additional 1.1 million shares related to outstanding iPCS options and warrants valued at $47.7 million using a Black-Scholes option pricing model. The transaction was accounted for under the purchase method of accounting. AirGate owns 100 percent of the capital stock of iPCS. Subsequently, certain former shareholders of iPCS sold 4.0 million shares of AirGate common stock in an underwritten offering on December 13, 2001. The accounts of iPCS, Inc. are included in the Company's results of operations subsequent to November 30, 2001.

The acquisition of iPCS represented a strategic opportunity to significantly expand the size and scope of our operations. The acquisition increases the total resident population in our territory from 7.1 million to approximately 14.6 million, in markets adjacent to Chicago, Illinois, Detroit, Michigan, Des Moines, Iowa, Indianapolis, Indiana and St. Louis, Missouri. We believe the acquisition of iPCS and its proximity to these markets increases AirGate's strategic importance to Sprint. We believe the iPCS territory has attractive market characteristics, and that we will be able to leverage the best operating practices of both companies to more effectively penetrate these markets.

        The acquisition activity is summarized as follows:

The Company has engaged a nationally recognized valuation expert to assist us in determining fair values of identifiable assets and liabilities (dollars in thousands).

        Stock issued ........................................................         $  706,645
        Value of options and warrants converted .............................             47,727
        Costs associated with acquisition ...................................              7,730
        Liabilities assumed .................................................            282,714
                                                                                      ----------
        Total purchase price ................................................         $1,044,816
                                                                                      ==========

As a result of the acquisition of iPCS, the Company recorded goodwill of $462,835 and intangible assets of $379,589, which will be amortized over the following periods (dollars in thousands):

                                                                             Value        Amortization
                                                                            Assigned          Period
                                                                            --------          ------
        Acquired customer base ...........................................   $ 52,400      30 months
        Non-competition agreements .......................................      3,900       6 months
        Right to provide service under the Sprint Agreements .............    323,289     205 months
                                                                             --------
                                                                             $379,589
                                                                             ========

The unaudited pro forma condensed consolidated statements of income for the three and six months ended March 31, 2001 and the six months ended March 31, 2002, set forth below, present the results of operations as if the acquisition had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of the period (dollars in thousands).

                                                                                   Three Months
                                                                                       ended
                                                                                  March 31, 2001
                                                                                  --------------
        Total revenues ....................................................       $   56,520
        Net loss ..........................................................       $  (58,894)
                                                                                  ----------
        Basic and diluted net loss per share ..............................       $    (2.32)
                                                                                  ==========

                                                                                   Six Months
                                                                                     ended
                                                                                 March 31, 2001
                                                                                 --------------
        Total revenues ....................................................      $    86,154
        Net loss ..........................................................      $  (126,469)
                                                                                 -----------
        Basic and diluted net loss per share ..............................      $     (5.00)
                                                                                 ===========

                                                                    Six Months
                                                                       ended
                                                                  March 31, 2002
                                                                  --------------
Total revenues .............................................          $ 223,649
Net loss ...................................................          $(380,298)
                                                                      ---------
Basic and diluted net loss per share .......................          $  (14.76)
                                                                      =========

(8) Goodwill and intangible assets

During the three months ended March 31, 2002, the wireless service provider industry experienced significant declines in market capitalization. These significant declines in market capitalization were the result of concerns surrounding anticipated weakness in future user growth, anticipated future lower average revenue per user and liquidity concerns. As a result of this industry trend, the Company experienced significant declines in its market capitalization during the three-month period ended March 31, 2002, and subsequent to its acquisition of iPCS. The Company considered this significant decline in market capitalization as an event that more likely than not had reduced the fair value of iPCS, Inc. and the related carrying value of goodwill under the provisions of SFAS No. 142. Accordingly, the Company engaged a nationally recognized valuation expert to perform a fair value assessment of the recently acquired iPCS reporting unit of the Company. The valuation expert used a combination of the market value approach and the discounted cash flow approach for determining the fair value of iPCS. The market value approach used a sample of recent wireless service provider transactions on a price per head of population and price per customer basis. The discounted cash flow method used the projected discounted cash flows and residual value to be generated by the assets of iPCS. From this valuation, it was determined the fair value of iPCS. was less than its recorded carrying value at March 31, 2002. The valuation expert performed a purchase price allocation based on this implied fair value at March 31, 2002. Based on the implied purchase price allocation of the fair value at March 31, 2002, the Company recorded a goodwill impairment of $261.2 million.

     The changes in the carrying amount of goodwill since September 30, 2001 are as follows (dollars in thousands):

     Balance as of September 30, 2001                                                             $           -
      Goodwill acquired on November 30, 2001 (preliminary purchase price allocation)                    387,392
      Adjustment to preliminary purchase price allocation                                               117,925
      Deferred income tax impact on goodwill from preliminary purchase price allocation                 (42,482)
      Goodwill impairment                                                                              (261,212)
                                                                                                  -------------
     Balance as of March 31, 2002                                                                 $     201,623
                                                                                                  =============

The adjustment to the preliminary purchase price allocation represents the final purchase price allocation between goodwill and the right to provide service under the Sprint agreements. This final allocation was made during the three months ended March 31, 2002. Additionally, adjustments to the fair market value of certain property and equipment of $6.5 million were made.

The carrying amount, accumulated amortization and estimated future amortization expense of acquired definite life intangibles at March 31, 2002, are as follows (dollars in thousands):

                                                                                   Gross
                                                                                  Carrying        Accumulated
                                                                                   Amount        Amortization
                                                                                -------------  -----------------
                 Amortized intangible assets
                   Non-competition agreements, iPCS acquisition                  $   3,900          (2,600)
                   Non-competition agreements - store acquisitions                     159             (86)
                   Acquired customer base                                           52,400          (6,987)
                   Right to provide service under the Sprint agreements            323,289          (8,489)
                                                                                 ---------      ----------
                     Total                                                       $ 379,748      $  (18,162)
                                                                                 =========      ==========

                 Estimated amortization expense for the fiscal years ended
                 September 30,
                   2002                                                          $  39,253
                   2003                                                          $  39,754

                   2004                                          $  32,767
                   2005                                          $  18,794
                   2006                                          $  18,794

   Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU (as defined in the Results of Operations), decreases in roaming rates, EBITDA (as defined in the Critical Accounting Policies), capital expenditures and other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek", "project" and similar expressions are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate and iPCS with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including:

      . the ability to successfully integrate the businesses of AirGate and
        iPCS;
      . the competitiveness and impact of Sprint PCS' pricing plans, products and services;
      . customer quality;
      . the ability of Sprint to provide back office, customer care and other services;
      . rates of penetration in the wireless industry;
      . our significant level of indebtedness;
      . adequacy of bad debt and other reserves;
      . the potential to experience a high rate of customer turnover:
      . the potential need for additional sources of liquidity;
      . anticipated future losses;
      . customer purchasing patterns;
      . potential fluctuations in quarterly results;
      . an adequate supply of infrastructure and subscriber equipment;
      . risks related to future growth and expansion; and . the volatility of the market price of our common stock.

These and other applicable risks are summarized under the captions "Factors That May Affect Operating Results and Liquidity" and "Future Trends Analysis", both included in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and "Investment Considerations" included under Item 5 - Other Information of this Form 10-Q and elsewhere in this report.

OVERVIEW

On July 22, 1998, we entered into a management agreement with Sprint and became the Sprint network partner with the exclusive right to provide 100% digital PCS products and services under the Sprint and Sprint PCS brand names in our original Sprint PCS territory in the southeastern United States. In January 2000 we began commercial operations with the launch of four markets covering 2.2 million residents in our southeastern territory. By September 30, 2000, we had launched commercial PCS service in all of the 21 basic trading areas, referred to as markets, which comprise our original southeastern territory. On November 30, 2001, AirGate acquired iPCS, Inc., a Sprint PCS network partner with 37 markets in the midwestern states of Michigan, Illinois, Iowa and Nebraska. The acquisition of iPCS increased the total resident population in our markets from
7.1 to approximately 14.6 million. Additionally, iPCS served 149,119 subscribers as of November 30, 2001. At March 31, 2002, we provided Sprint PCS services to 506,367 subscribers.

iPCS is a wholly owned subsidiary of AirGate. As required by the terms of AirGate's and iPCS' respective outstanding indebtedness, each of AirGate and iPCS conducts its business as a separate entity from the other.

Under our long-term agreements with Sprint, we manage the network on Sprint PCS' licensed spectrum as well as use the Sprint and Sprint PCS brand names royalty-free during our PCS affiliation with Sprint. We also have access to Sprint PCS' national marketing support and distribution programs and are generally entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint is entitled to retain 8%, of collected service revenues from customers in our territories. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network.

At March 31, 2002, our Sprint PCS network covered 11.5 million of the 14.6 million residents in our Sprint PCS territory based on 2000 estimates compiled by Kagan's Wireless Telecom Atlas & Databook, 2001 Edition.

CRITICAL ACCOUNTING POLICIES

We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

Reserve for Doubtful Accounts

Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends, credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs. Bad debt expense as a percentage of service revenues for the three and six months ended March 31, 2002 was 9.3% and 10.4%, respectively. Bad debt expense as a percentage of service revenues for the three and six months ended March 31, 2001, was 7.6% and 8.0%, respectively. Our allowance for doubtful accounts as of March 31, 2002 and September 30, 2001 was $10.6 million and $2.8 million, respectively. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit of $125 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). As a result, a significant amount of our new customer additions (approximately 50% since May 2001) have been under the NDASL program. On November 15, 2001, the NDASL program was replaced, in our territories, by the "Clear Pay program" which requires a $125 deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. On February 24, 2002, the Clear Pay program was superceded in our territories by the "Clear Pay II program", which expanded the deposit requirement across all new sub-prime credit quality customers and not just the lowest credit class. We believe this new policy will reduce our future bad debt exposure.

Reserve for First Payment Default Customers

We reserve a portion of our new customers and related revenues from those customers that we anticipate will never pay a bill. Using historical information of the percentage of customers whose service was cancelled for non-payment without ever making a payment, we estimate the number of customers activated in the current period that will never pay a bill. For these customers, we record a reserve for 100% of their monthly revenues that we anticipate will never be collected and as a result these customers are not included in the churn statistics. At March 31, 2002 and September 30, 2001, we had in reserve approximately 7,000 and 6,000 customers, respectively. We anticipate that the requirement of a deposit for sub-prime customers activating on the Clear Pay II program will reduce the number of first payment default customers for which we will need to record a reserve and will reduce customer churn. If the estimate for first payment default customers is inadequate, our operating income, EBITDA and available cash would be reduced.

Reserve for Obsolete Excess Inventory

We currently record a reserve for obsolete or excess handset inventory for models that are no longer manufactured. With the migration to a 1XRTT network, we will need to continue to monitor the depletion of our current inventory levels. If we do not deplete the inventory that is not capable of providing 1XRTT services prior to our complete rollout of 1XRTT, we may have to record a reserve for any remaining obsolete inventory due to lower realizable retail prices on those handsets. If the estimate of obsolete or excess inventory is understated operating income and EBITDA would be reduced.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B. We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national third party resellers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to customers. Our customers pay an activation fee when they initiate service. We defer activation fee revenue over the average life of our customers, which we estimate to be 30 months. We recognize service revenue from our customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and billing corrections. The Company participates in the Sprint PCS national and regional distribution program in which national retailers such as Radio Shack sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint PCS for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under our management agreement with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint PCS for the handset subsidy that Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint PCS subsidy charges as a selling and marketing expense.

Goodwill and Intangible Assets

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of iPCS, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the iPCS customer base, non-compete agreements for certain former iPCS employees, and the right to be the exclusive provider of Sprint PCS services in the 37 markets in which iPCS operates. For the customer base, the non-compete agreement, and the right to provide service under the Sprint Agreements, finite useful lives of thirty months, six months and 205 months, respectively, have been assigned to these intangible assets and they will each be amortized over these respective useful lives. The Company evaluates acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include the following:

      . Significant decrease in the market value of an asset;
      . Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
      . Significant adverse change in legal factors or negative industry or economic trends;
      . Significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset;
      . Significant decline in the Company's stock price for a sustained period.

During the three months ended March 31, 2002, the wireless service provider industry experienced significant declines in market capitalization. These significant declines in market capitalization were the result of concerns surrounding anticipated weakness in future user growth, anticipated future lower average revenue per user and liquidity concerns. As a result of this industry trend, the Company experienced significant declines in its market capitalization during the three-month period ended March 31, 2002, and subsequent to its acquisition of iPCS. The Company considered this significant decline in market capitalization as an event that more likely than not had reduced the fair value of iPCS and the related carrying value of goodwill under the provisions of SFAS No. 142. Accordingly, the Company engaged a nationally recognized valuation expert to perform a fair value assessment of the recently acquired iPCS reporting unit of the Company. Accordingly, the Company recorded a goodwill impairment of approximately $261.2 million for the three months ended March 31, 2002.

Future events could cause us to conclude that impairment indicators exist and that goodwill or intangibles associated with our acquired business is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

As part of the process of preparing the Company's consolidated financial statements the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, the Company must establish a valuation allowance. Future taxable income depends on our ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact the Company's financial condition and results of operations.

EBITDA

The Company defines EBITDA as earnings before interest, taxes, non-cash stock option compensation expense, depreciation, amortization of intangibles and goodwill impairment losses. EBITDA as defined by the Company may not be comparable to similarly titled measures by other companies.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to customers that purchase wireless handsets in its stores. The Company's historical policy regarding the recognition of these rebates in the statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by the amount of the rebate given. The Company's historical policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No.144 is effective for fiscal years beginning after December 15, 2001. Early adoption of this statement is permitted. The Company has elected early adoption as of the beginning of its fiscal year on October 1, 2001. The adoption by the Company is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company met the criteria for early application and therefore adopted SFAS No. 142 as of the beginning of its fiscal year on October 1, 2001. Upon adoption, the provisions of SFAS No. 142 did not have a material adverse effect on the Company's financial statements as of December 31, 2001 and for the three months ended December 31, 2001. The Company acquired iPCS, Inc. (see note 7) on November 30, 2001 and performed a preliminary allocation of the purchase price under the provisions of SFAS No. 141. As a result of this allocation the Company recorded goodwill, which is the only indefinite life intangible the Company has recorded in its financial statements. During the three months ended March 31, 2002, the Company experienced a significant decline in its market capitalization as did many other wireless service providers. The Company considered this significant decline in market capitalization as an event that more likely than not had reduced the fair value of iPCS, Inc. and the related carrying value of goodwill under the provisions of SFAS No. 142. Accordingly the Company performed an interim test for goodwill impairment as of March 31, 2002. The Company recorded approximately $261.2 million of goodwill impairment in operating loss for the three months ended March 31, 2002, as a result of this interim test. The goodwill associated with the acquisition of iPCS, Inc. was recorded after the adoption of SFAS No. 142 and therefore was not considered transitional goodwill. Transitional goodwill is considered goodwill recorded on the Company's financial statements prior to adoption of SFAS No. 142. Transitional goodwill is required to be tested for impairment within six months of adoption of SFAS No. 142, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. See (note 8) for a further discussion of the goodwill impairment.

RESULTS OF OPERATIONS

For the three months ended March 31, 2002, compared to the three months ended March 31, 2001:

Terms such as customer additions, average revenue per user, churn and cost per gross addition are metrics used in the wireless telecommunications industry. None of these terms are measures of financial performance under accounting principles generally accepted in the United States. These terms, as used by the Company, may not be comparable to similar terms used by other companies. The following discussion of the results of operations includes the results of operations of iPCS subsequent to November 30, 2001.

Customer Additions

As of March 31, 2002, we provided personal communication services to 506,367 customers compared to 235,025 customers as of September 30, 2001, an increase of 271,342 customers. The Company does not include in its customer base an estimate of first payment default customers. The increased net customers acquired includes 149,119 customers acquired from iPCS on November 30, 2001.

Average Revenue Per User

An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing service revenue for the period by the average subscribers for the period, which is net of an adjustment for first payment default customers. For the three months ended March 31, 2002, ARPU was $60. For the three months ended March 31, 2001, ARPU was $63. The decrease in ARPU primarily is the result of the iPCS customer base having an average ARPU of $56 compared to historical AirGate PCS customers having an ARPU of $63 for the three months ended March 31, 2002.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of the total customer base that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns and an adjustment for estimated first payment default customers, by the average customer base for the period. Churn for the three months ended March 31, 2002, was 3.0%, compared to 2.6% for the three months ended March 31, 2001. The increase in churn is primarily a result of an increase in the number of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period.

Cost Per Gross Addition

Cost Per Gross Addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period, reduced for the reserve for first payment default customers. CPGA was $333 for the three months ended March 31, 2002, compared to $366 for the three months ended March 31, 2001. The higher number of total new customers acquired in the three months ended March 31, 2002 compared to the year earlier period leveraged down the fixed costs of selling, such as store costs and advertising, over a greater number of customers as well as lower advertising costs expended due to increased national advertising from Sprint PCS during the Olympics.

Revenues

Service revenue and equipment revenue were $87.4 million and $5.4 million, respectively, for the three months ended March 31, 2002, compared to $23.4 million and $2.7 million, respectively, for the three months ended March 31, 2001, an increase of $64.0 million and $2.7 million, respectively. These increased revenues reflect the substantially higher number of customers using the Company's network, including customers acquired in the iPCS acquisition. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from our Sprint PCS stores, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset.

We recorded roaming revenue of $22.2 million during the three months ended March 31, 2002 (see roaming expense in Cost of Service and Roaming below), compared to $11.0 million for the three months ended March 31, 2001, an increase of $11.2 million. The increase is attributable to the larger wireless customer base for Sprint and its other network partners and the additional coverage territory acquired with iPCS, partially offset by a lower average roaming rate. We receive roaming revenue at a per-minute rate from Sprint or another Sprint PCS network partner when Sprint PCS subscribers outside of our territory use our network. For the three months ended March 31, 2002, such roaming revenue was $21.4 million, or 96% of the roaming revenue recorded in the period. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on our network.

On April 27, 2001, we and Sprint announced that we had reached an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint and AirGate for PCS customers who roam into the other party's, or another network partner's, territory. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. iPCS and Sprint PCS had an agreement which fixed the reciprocal roaming rate exchanged between Sprint PCS and iPCS for customers who roam into the other party's, or another network partner's, territory at $0.20 per minute of use through December 31, 2001. Under the agreement in principle, the roaming rate for both AirGate and iPCS with respect to calendar year 2002 will not be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle reached by Sprint and its network partners have not yet been finalized. Depending on the details of the final agreement, the reciprocal roaming rate may be less than the rate charged in 2002. The reduction in revenues from any rate decrease will be partially offset by lower cost of roaming expense.

Cost of Service and Roaming

The cost of service and roaming was $76.5 million for the three months ended March 31, 2002, compared to $26.5 million for the three months ended March 31, 2001, an increase of $50.0 million. Cost of service and roaming principally consists of costs to support the Company's customer base including: (i) network operating costs (including salaries, cell site lease payments, fees related to the connection of our switches to the cell sites that they support, inter-connect fees and other expenses related to network operations), (ii) back office services provided by Sprint PCS such as customer care, billing and activation, (iii) the 8% of collected service revenue representing the Sprint affiliation fee, (iv) bad debt related to uncollectible accounts receivable and
(v) long distance expense relating to inbound roaming revenue and our own customer's long distance usage and roaming expense when customers from our territory place calls on Sprint's PCS network.

Roaming expense included in the cost of service and roaming was $18.1 million for the three months ended March 31, 2002, compared to $7.4 million for the three months ended March 31, 2001, an increase of $10.7 million as a result of the substantial increase in our customer base and the acquired iPCS customer base in addition to an increase in the average roaming minutes per month each customer incurred. As discussed above, the per-minute rate we pay Sprint when customers from our territory roam onto the Sprint PCS network decreased beginning June 1, 2001 for AirGate and January 1, 2002, for iPCS. The increased roaming minutes resulting from increasing subscriber levels will be partially offset by the lower per minute rate paid to Sprint.

We were supporting 506,367 customers at March 31, 2002, compared to 143,548 customers at March 31, 2001. At March 31, 2002, our network, including the territory of iPCS, consisted of 1,367 active cell sites and seven switches compared to 633 active cell sites and three switches at March 31, 2001. There were approximately 140 employees performing network operations functions at March 31, 2002, compared to 65 employees at March 31, 2001. The 8% Sprint affiliation fee totaled $6.1 million in the three months ended March 31, 2002, compared to $1.0 million for the three months ended March 31, 2001, a $5.1 million increase related to the growth in service revenues.

Cost of Equipment

Cost of equipment was $10.7 million for the three months ended March 31, 2002, and $4.6 million for the three months ended March 31, 2001, an increase of $6.1 million. This increase is attributable to the increase in the number of customers added during the period, including customers added in the iPCS territory, as cost of equipment includes the cost of handsets and accessories sold to customers from our Sprint PCS stores. The cost of handsets exceeds the amount received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

Selling and Marketing

We incurred selling and marketing expenses of $27.6 million during the three months ended March 31, 2002, compared to $16.1 million in the three months ended March 31, 2001, an increase of $11.5 million. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third party retailers for which we do not record revenue. Under our management agreement with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company's territory, the Company is obligated to reimburse

Sprint PCS for the handset subsidy that Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and marks. At March 31, 2002, there were approximately 595 employees performing sales and marketing functions, compared to 306 employees as of March 31, 2001. The majority of the increase in employees is due to the acquisition of iPCS. A net 53,010 customers were added in the three months ended March 31, 2002 (net of expected first payment default customers), compared to 40,108 net customers added in the three months ended March 31, 2001. Of the 53,010 net new customer additions, 149,119 were added by iPCS. Handset subsidies on units sold by third parties totaled $4.7 million for the three months ended March 31, 2002, compared to $2.2 million for the three months ended March 31, 2001, an increase of $2.5 million that is attributable to the acquisition of iPCS and increased customer additions.

General and Administrative

For the three months ended March 31, 2002, we incurred general and administrative expenses of $6.9 million, compared to $3.6 million for the three months ended March 31, 2001, an increase of $3.3 million. This increase is attributable to increased compensation and benefit amounts resulting from the growth in the number of our employees providing general and administrative services and $1.3 million of merger related expenses incurred by iPCS during the period relating to legal, accounting and severance payments pursuant to employment agreements. Of the 842 employees at March 31, 2002, approximately 88 employees were performing corporate support functions compared to 51 employees as of March 31, 2001.

Non-cash Stock Option Compensation

Non-cash stock option compensation expense was $0.2 million for the three months ended March 31, 2002, and $0.6 for the three months ended March 31, 2001. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

Depreciation

For the three months ended March 31, 2002, depreciation increased to $17.1 million, compared to $7.1 million for the three months ended March 31, 2001, an increase of $10.0 million. The increase in depreciation expense relates primarily to additional network assets placed in service in 2001 and 2002 and approximately $7.8 million of depreciation from the acquired iPCS property and equipment. Depreciation will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $37.4 million in the three months ended March 31, 2002, which included approximately $2.5 million of capitalized interest, compared to capital expenditures of $12.1 million and capitalized interest of $0.7 million in the three months ended March 31, 2001.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired customer base, non-competition agreements, and the right to provide service under the Sprint Agreements. Amortization for the three months ended March 31, 2002, was approximately $13.6 million.

Goodwill Impairment

During the three months ended March 31, 2002, the wireless service provider industry experienced significant declines in market capitalization. These significant declines in market capitalization were the result of concerns surrounding anticipated weakness in future user growth, anticipated future lower average revenue per user and liquidity concerns. As a result of this industry trend, the Company experienced significant declines in its market capitalization during the three-month period ended March 31, 2002, and subsequent to its acquisition of iPCS. The Company considered this significant decline in market capitalization as an event that more likely than not had reduced the fair value of iPCS and the related carrying value of goodwill under the provisions of SFAS No. 142. Accordingly, the Company engaged a nationally recognized valuation expert to perform a fair value assessment of the recently acquired iPCS reporting unit of the Company. The valuation expert used a combination of the market value approach and the discounted cash flow approach for determining the fair value of iPCS. The market value approach used a sample of recent wireless service provider transactions on a price per population and price per customer basis. The discounted cash flow method used the projected discounted cash flows and residual value to be generated by the assets of iPCS. From this valuation, it was determined the fair value of iPCS was less than its recorded carrying value at March 31, 2002. The valuation expert performed a purchase price allocation based on this implied fair value at March 31, 2002. Based on the purchase price allocation of the implied fair value at March 31, 2002, the Company recorded a goodwill impairment of $261.2 million.

Interest Income

For the three months ended March 31, 2002, interest income was $0.1 million compared to $0.7 million for the three months ended March 31, 2001, a decrease of $0.6 million. We had higher cash and cash equivalent balances for the three months ended March 31, 2001, resulting from the remaining proceeds from our September 1999 equity and debt offerings and a $55.0 million borrowing under the AirGate senior credit facility. As capital expenditures were required to complete the build-out of our PCS network, and as working capital and operating losses were funded, decreasing cash balances and lower interest rates resulted in lower interest income.

Interest Expense

For the three months ended March 31, 2002, interest expense was $14.6 million, compared to $7.8 million for the three months ended March 31, 2001, an increase of $6.8 million. The increase is primarily attributable to increased debt related to the 2000 iPCS senior subordinated discount notes, accreted interest on the 1999 AirGate senior subordinated discount notes and increased borrowings under the AirGate and iPCS senior credit facilities, partially offset by lower commitment fees on undrawn balances of the AirGate senior credit facility, and a lower interest rate on variable rate borrowings under the AirGate senior credit facility. We had borrowings of $617.6 million as of March 31, 2002, including debt of iPCS, compared to $235.4 million at March 31, 2001.

Income Tax Benefit

For the three months ended March 31, 2002, the income tax benefit was $11.4 million. No income tax benefit was recognized for the three months ended March 31, 2001. Prior to the acquisition of iPCS on November 30, 2001, AirGate did not recognize an income tax benefit because a full valuation allowance was provided against all deferred income tax assets. An income tax benefit will continue to be recognized in the future to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

For the three months ended March 31, 2002, the net loss was $301.9 million, an increase of $273.5 million from a net loss of $28.4 million for the three months ended March 31, 2001. The increase was attributable to the results of operations of iPCS, which had a reported net loss of $28.3 million and the goodwill impairment associated with iPCS of $261.2 million.

For the six months ended March 31, 2002, compared to the six months ended March 31, 2001:

Revenues

Service revenue, roaming revenue and equipment revenue were $143.2 million, $43.5 million and $9.9 million, respectively, for the six months ended March 31, 2002, compared to $36.7 million, $18.4 million and $5.0 million, respectively, for the six months ended March 31, 2001, an increase of $106.5 million, $25.1 million and $5.0 million, respectively. These increased revenues reflect the substantially higher average number of customers using the Company's network and the acquisition of iPCS.

Cost of Service and Roaming

The cost of service and roaming was $134.3 million for the six months ended March 31, 2002, compared to $43.5 million for the six months ended March 31, 2001, an increase of $90.8 million. Roaming expense was $38.4 million for the six months ended March 31, 2002, compared to $10.9 million for the six months ended March 31, 2001. The Sprint affiliation fee was $10.2 million for the six months ended March 31, 2002, compared to $2.8 million for the six months ended March 31, 2001. The increase in cost of service and roaming is the result of substantially higher average number of customers using the Company's network and the acquisition of iPCS, partially offset by a lower average roaming rate.

Cost of Equipment

Cost of equipment was $20.3 million for the six months ended March 31, 2002, compared to $9.7 million for the six months ended March 31, 2001, an increase of $10.6 million. This increase is attributable to the increase in the number of customers added during the period and the acquisition of iPCS.

Selling and Marketing

We incurred selling and marketing expenses of $57.4 million during the six months ended March 31, 2002, compared to $32.7 million in the six months ended March 31, 2001, an increase of $24.7 million. A net 121,124 customers were added in the six months ended March 31, 2002 (excluding 149,119 iPCS customers acquired on November 30, 2001 and net of expected first payment default customers) compared to 86,859 net customers added in the six months ended March 31, 2001. Handsets subsidies on units sold by third parties totaled $10.1 million for the six months ended March 31, 2002, compared to $5.5 million for the six months ended March 31, 2001, an increase of $4.6 million, due primarily to the acquisition of iPCS and increased customer additions.

General and Administrative

For the six months ended March 31, 2002, we incurred general and administrative expenses of $12.1 million, compared to $8.3 million for the six months ended March 31, 2002, an increase of $3.8 million. During this period, $2.0 million was attributable to merger related expenses incurred by iPCS and severance payments pursuant to employment agreements. The remaining increase is attributable to the acquisition of iPCS.

Non-cash Stock Option Compensation

Non-cash stock option compensation expense was $0.4 million for the six months ended March 31, 2002, compared to $0.9 million for the six months ended March 31, 2001. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

Depreciation

For the six months ended March 31, 2002, depreciation increased to $28.4 million, compared to $13.8 million for the six months ended March 31, 2001, an increase of $14.6 million. The increase in depreciation expense relates primarily to additional network assets placed in service in 2001 and 2002 and the depreciation of the acquired iPCS property and equipment. Depreciation will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $61.8 million in the six months ended March 31, 2002, which included approximately $3.8 million of capitalized interest, compared to capital expenditures of $92.2 million and capitalized interest of $1.4 million in the six months ended March 31, 2001.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired customer base, non-competition agreements, and the right to provide service under the Sprint Agreements. With the completion of the iPCS acquisition on November 30, 2001, amortization of the intangible assets of $18.1 million represents four months of expense during the six months ended March 31, 2002.

Goodwill impairment

During the three months ended March 31, 2002, the wireless service provider industry experienced significant declines in market capitalization. These significant declines in market capitalization were the result of concerns surrounding anticipated weakness in future user growth, anticipated future lower average revenue per user and liquidity concerns. As a result of this industry trend, the Company experienced significant declines in its market capitalization during the three-month period ended March 31, 2002, and subsequent to its acquisition of iPCS. The Company considered this significant decline in market capitalization as an event that more likely than not had reduced the fair value of iPCS and the related carrying value of goodwill under the provisions of SFAS No. 142. Accordingly, the Company engaged a nationally recognized valuation expert to perform a fair value assessment of the recently acquired iPCS reporting unit of the Company. The valuation expert used a combination of the market value approach and the discounted cash flow approach for determining the fair value of iPCS. The market value approach used a sample of recent wireless service provider transactions on a price per population and price per customer basis. The discounted cash flow method used the projected discounted cash flows and residual value to be generated by the assets of iPCS. From this valuation, it was determined the fair value of iPCS was less than its recorded carrying value at March 31, 2002. The valuation expert performed a purchase price allocation based on this implied fair value at March 31, 2002. Based on the implied purchase price allocation of the fair value at March 31, 2002, the Company recorded a goodwill impairment of $261.2 million.

Interest Income

For the six months ended March 31, 2002, interest income was $0.2 million compared to $2.0 million for the six months ended March 31, 2001, a decrease of $1.8 million. We had higher cash and cash equivalent balances for the six months ended March 31, 2001, resulting from the remaining proceeds from our September 1999 equity and debt offerings and a $55.0 million borrowing under the AirGate senior credit facility. As capital expenditures were required to complete the build-out of our PCS network, and as working capital and operating losses were funded, decreasing cash balances and lower interest rates resulted in lower interest income.

Interest Expense

For the six months ended March 31, 2002, interest expense was $24.9 million, compared to $15.5 million for the six months ended March 31, 2001, an increase of $9.4 million. The increase is primarily attributable to increased debt the 2000 iPCS senior subordinated discount notes, accreted interest of the 1999 AirGate senior subordinated discount notes and increased borrowings under the AirGate and iPCS senior credit facilities, partially offset by lower commitment fees on undrawn balances of the AirGate senior credit facility, and a lower interest rate on variable rate borrowings under the AirGate senior credit facility. We had borrowings of $617.6 million as of March 31, 2002, including debt of iPCS compared to $235.4 million at March 31, 2001.

Income Tax Benefit

For the six months ended March 31, 2002, the income tax benefit was $28.8 million. No income tax benefit was recognized for the six months ended March 31, 2001. Prior to the acquisition of iPCS on November 30, 2001, AirGate did not recognize an income tax benefit because a full valuation allowance was provided against all deferred income tax assets. An income tax benefit will continue to be recognized in future to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

For the six months ended March 31, 2002, the net loss was $331.6 million, an increase of $269.4 million from a net loss of $62.2 million for the six months ended March 31, 2001. The increase was attributable to the results of operations of iPCS, which had a reported net loss of $70.2 million and the goodwill impairment associated with iPCS of $261.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had $25.8 million in cash and cash equivalents, compared to $14.3 million in cash and cash equivalents at September 30, 2001. Our net working capital deficit was $28.4 million at March 31, 2002, compared to working capital deficit of $5.8 million at September 30, 2001.

Net Cash Used in Operating Activities

The $37.9 million of cash used in operating activities in the six months ended March 31, 2002, was the result of the Company's $331.6 million net loss offset by $317.5 million of goodwill impairment, depreciation, amortization of note discounts, financing costs, amortization of intangibles, deferred tax benefit, provision for doubtful accounts and non-cash stock option compensation, that was partially offset by negative net cash working capital changes of $23.8 million. The negative net working capital changes were primarily a result of timing of payments to vendors at March 31, 2002, compared to September 30, 2001 and growth in the Company's customer base. The $25.2 million of cash used in operating activities in the six months ended March 31, 2001 was the result of the Company's $62.2 million net loss being partially offset by a net $6.1 million in cash provided by changes in net working capital and $30.8 million of depreciation, amortization of note discounts, provision for doubtful accounts, amortization of financing costs and non-cash stock option compensation.

Net Cash Used in Investing Activities

The $30.1 million of cash used in investing activities during the six months ended March 31, 2002, represents $48.5 million for capital expenditures and $6.0 million of cash acquisition costs related to the merger with of iPCS, partially offset by $24.4 million of cash acquired from iPCS. Capital expenditures during the six months ended March 31, 2002, related to investments to upgrade our network to 1XRTT, expansion of switch capacity and expansion of coverage in our territories. For the six months ended March 31, 2001, cash outlays of $38.4 million represented cash payments of $38.0 made for capital expenditures and $0.4 million to purchase certain assets of one of the Company's resellers.

Net Cash Provided by Financing Activities

The $79.4 million in cash provided by financing activities during the six months ended March 31, 2002, consisted of $48.2 million in borrowings under the AirGate senior credit facility and $30.0 million under the iPCS senior credit facility, $0.7 million of proceeds received from the exercise of options and warrants and $0.6 million received from stock issued to the employee stock purchase plan. The $45.1 million of cash provided by financing activities in the six months ended March 31, 2001 consisted of

$42.0 million borrowed under the AirGate senior credit facility and $3.1 million of proceeds received from exercise of options and warrants.

Liquidity

At March 31, 2002, we had $25.8 million of cash and cash equivalents and total availability under the AirGate senior credit facility of $30.0 million and total availability under the iPCS senior credit facility of $60.0 million. iPCS is an unrestricted subsidiary. As a result of this designation, funds available under each of AirGate's and iPCS' senior credit facilities can only be used by AirGate or iPCS, as applicable, and cash flow from AirGate and iPCS can be used only by AirGate or iPCS, as applicable. To date, we have used proceeds from our 1999 initial public offering of equity, the 1999 AirGate senior subordinated discount notes and borrowings from the AirGate senior credit facility to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our digital PCS network and acquired customers. By June 2003, we expect that our customer base will have increased to a size sufficient for us to generate free cash flow, which is defined as EBITDA minus capital expenditures, cash interest payments and required amortization of principal under the senior credit facilities. We expect our free cash flow after June 2003 will be sufficient to meet currently anticipated cash requirements of the business including: capital expenditures, cash interest, required amortizations of principal under the senior credit facilities and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, bad debt expense and roaming revenue. Based on internal projections and the current condition and trends of our business and industry, we anticipate that from April 1, 2002, until we become a net generator of cash (free cash flow positive) in the three months ended June 30, 2003, a portion of the $115.8 million of cash and cash equivalents and availability under the senior secured credit facilities discussed above, will be utilized as follows (amounts in millions):

                                                  Stand Alone          Stand Alone         Consolidated
                                                  AirGate PCS,          iPCS, Inc.       AirGate PCS, Inc.
                                                      Inc.
                                                ----------------      --------------     -----------------
At March 31, 2002:
    Cash and cash equivalents                   $           18.6      $          7.2     $            25.8
    Borrowing availability under senior
         secured credit facilities                          30.0                60.0                  90.0
                                                ----------------      --------------     -----------------
Total available cash at March 31, 2002          $           48.6      $         67.2     $           115.8

Ranges of estimated sources (uses) from
April 1, 2002 to June 2003:
     EBITDA (as defined in Critical
Accounting Policies)                            $       27 - $29        ($11) - ($12)    $         15- $18
     Sale of tower assets                                     --             10 - 12               10 - 12
     Capital expenditures                             (32) - (34)         (25) - (26)           (57) - (60)
     Cash interest payments                             (8) - (9)          (6) -  (7)           (14) - (16)
     Working capital requirements                       (5) - (6)           (7) - (8)           (12) - (14)
                                                ----------------      --------------     ------------------
Estimated net uses                                  ($18) - ($20)       ($37) - ($43)         ($55) - ($63)
                                                ----------------      --------------     ------------------
Estimated cash available at June 30, 2003       $   28.6 - $30.6      $ 24.2 - $30.2     $    52.8 - $60.8
-----------------------------------------------------------------------------------------------------------

Factors That May Affect Operating Results and Liquidity

In addition to the Investment Considerations included herein, the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. For the three months ended March 31, 2002, we incurred an EBITDA loss of $(6.8) million. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in the wireless industry, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

We may experience a higher churn rate. Our average customer monthly churn (net of 30 day returns and a reserve for first payment default customers) for the three months ended March 31, 2002 was 3.0%. This rate of churn was higher than our historical average and may continue in the quarter ended June 30, 2002, before an anticipated decline in the second half of calendar 2002. If the rate of churn were not to decline as expected or to increase materially above its current levels and remain there, we would lose the cash flow attributable to these customers and have greater EBITDA losses.

We may receive a significantly lower roaming rate in 2003 and thereafter. We are paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming expense. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate exchanged for customers who roam into the other party's or another network partner's network. On April 27, 2001, we and Sprint announced an agreement in principle to reduce this reciprocal roaming rate exchanged between Sprint and AirGate for customers who roam into the other party's, or another network partner's, territory. The rate was reduced from $0 ..20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. iPCS and Sprint had an agreement which fixed the reciprocal roaming rate exchanged between Sprint and iPCS for customers who roam into the other party's, or another network partner's, territory at $0.20 per minute of use through December 31, 2001. Under the agreement in principle, the roaming rate for both AirGate and iPCS with respect to calendar year 2002 will not be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle between Sprint and its network partners has not yet been finalized. Depending on the details of the final agreement, the reciprocal roaming rate may be less than the rate charged in 2002. While a much lower roaming rate would significantly reduce the roaming revenue we receive, it would also significantly reduce the roaming expense we pay to Sprint. The ratio of roaming revenue to expense for the three months ended March 31, 2002, was 1.2 to one. We project that by 2003, the growth in our customer base will result in a ratio of revenue to expense approaching one to one, minimizing the net earnings and EBITDA impact of any substantial reduction in the roaming rate.

Our ability to borrow funds under the senior credit facilities may be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the senior credit facilities. The AirGate senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting capital expenditures. We believe that we are currently in compliance, and will remain in compliance for the foreseeable future, with all financial and operational covenants relating to the AirGate senior credit facility. The iPCS senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, maximum EBITDA losses and limiting capital expenditures. We believe that we are currently in compliance with all financial and operational covenants relating to the iPCS senior credit facility. We have recently completed an amendment to the iPCS senior credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which we anticipated not meeting in future quarters. If we are unable to operate either the AirGate or iPCS business within the covenants specified in the AirGate senior credit facility or the iPCS senior credit facility, as amended, as applicable, our ability to obtain future amendments to the covenants in the applicable senior credit facility is not guaranteed and our ability to make borrowings required to operate the AirGate or iPCS business, as applicable, could be restricted or terminated. Such a restriction or termination would have a material adverse affect on our liquidity.

We may not be able to sell enough towers at an adequate price to generate proceeds projected in our business plan. We own 87 towers. We do not consider towers a strategic asset and plan on selling some or all of these assets as market terms and conditions permit. There are several companies that have traditionally been purchasers of towers in the wireless industry. However, the financial condition of these tower companies and their willingness and ability to purchase towers we own is not certain.

Variable interest rates may increase substantially. At March 31, 2002, we had borrowed $203.5 million under the senior credit facilities. The rate of interest on those senior credit facilities is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings at March 31, 2002, was 5.8%. While our business plan uses a 6.7% base-borrowing rate, increases in a market interest rate substantially above our estimates may result in unanticpated cash interest costs.

We operate with negative working capital because of amounts owed to Sprint. Each month we pay Sprint amounts relating to: (i) roaming expense, (ii) the 8% affiliation fee, (iii) costs for customer support and billing, (iv) handsets purchased from Sprint, (v) reimbursements for commissions paid to national third party retailers such as Radio Shack, Best Buy and Circuit City, (vi) reimbursement for subsidies related to handsets sold by national third party retailer, and (vii) wholesale long distance expense that our customers incur and that Sprint PCS customers incur related to roaming revenue. A reduction in the amounts we owe Sprint may result in a greater use of cash for working capital purposes than our business plan currently projects.

We may not be able to access the credit markets for additional capital if the liquidity discussed above is insufficient for the cash needs of our business. We frequently evaluate options for additional financings to supplement our liquidity position and maintain maximum financial flexibility. However, if the assumptions used in our projections are incorrect, we may be unable to raise additional capital.

Future Trends Analysis

AirGate has provided investors and analysts guidance for the third fiscal quarter as discussed below. Such guidance is considered to be forward looking statements and is subject, in all cases, to the Factors That May Affect Operating Results and Liquidity set forth above and the Investment Considerations set forth in Item 5 of this report.

Net additions refer to the increase in total subscribers between periods, net of an adjustment for first payment default customers. The Company expects that net additions for the three months ended June 30, 2002, will be approximately 35,000 to 40,000 subscribers. This would reflect a reduction for net new additions on a combined pro forma basis from the same period last year. First, we are reorganizing the iPCS sales organization from a geographically based structure to a channel focused structure. Such reorganization is expected to briefly disrupt the selling trends in the iPCS markets as employees shift positions and undergo additional training. Second, the re-implementation of the deposit requirement for a full three months compared to approximately one month for the prior quarter for sub-prime customers could reduce the number of potential new customers. Lastly, we expect that churn will continue in the range of 3%, which was our churn for the three months ended March 31, 2002.

ARPU (Average Revenue Per User) summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing service revenue by the average subscribers for the period, net of an adjustment for first payment default customers. ARPU for the three months ended June 30, 2002, is expected to be approximately $59 to $61 compared to the $60 result reported in the three months ended March 31, 2002.

Roaming revenue received from Sprint PCS customers based outside of our territory using our network is expected to be approximately $24 million to $26 million. Similarly, roaming expense for our customers' use of the Sprint PCS network outside of our markets is expected to be approximately $21 million to $23 million. The reciprocal roaming rate that both AirGate and iPCS will pay Sprint PCS has been reduced to $0.10 per minute for a local call or approximately $0.12 per minute for a long distance call. For the three months ended March 31, 2002, AirGate and iPCS received $0.10 per minute for a local call or $0.12 per minute for a long distance call.

EBITDA losses for the three months ended June 30, 2002, are expected to be approximately ($1.0) million to ($3.0) million. We anticipate the increased cash flows from a larger average customer base combined with lower customer acquisition costs from acquiring fewer new customers than during the three months ended March 31, 2002, in a lower EBITDA loss than the ($6.8) million EBITDA loss reported for the three months ended March 31, 2002.

Capital expenditures for the three months ended June 30, 2002, are expected to be approximately $17.0 million. These amounts will be used to substantially complete our investment to upgrade our network to 1XRTT, the CDMA network platform for migration to next generation voice and data services. Additionally, amounts will be incurred to increase switch capacity in the company's seven operating switches in anticipation of future customer growth and an increase in the average minutes per month a customer uses the service. For the remaining six months of the fiscal year (April 1, 2002 to September 30, 2002), capital expenditures are expected to total approximately $31.0 million. In addition to the expenditures expected to be incurred in the three months ended June 30, 2002, there will be purchases of equipment to establish new cell sites and supplement existing cell sites with additional radios, or carriers.

Capital Resources

 The 1999 AirGate senior subordinated discount notes due 2009 will require cash payments of interest beginning on April 1, 2005. The 2000 iPCS senior secured discount notes due 2010 will require cash payments of interest beginning on January 15, 2006.

The AirGate $153.5 million senior credit facility provides for a $13.5 million senior secured term loan, which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the senior credit agreement is for a $140.0 million senior secured term loan, which matures on December 31, 2008. The iPCS credit agreement requires us to make quarterly payments of principal beginning December 31, 2002, for tranche I, and March 31, 2004, for tranche II, initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings is 1.50%, payable quarterly. As of March 31, 2002, $30.0 million remained available for borrowing under the

AirGate senior credit facility. Our obligations under the AirGate senior credit agreement are secured by all of AirGate's assets, but not assets of iPCS and its subsidiaries. As discussed above, we expect that cash and cash equivalents together with future advances under the AirGate senior credit facility will fund AirGate's capital expenditures, operating losses and working capital requirements through the end of fiscal 2002, at which time we expect to generate positive EBITDA on a combined Company basis. The AirGate senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting annual capital expenditures. Further, the AirGate senior credit facility restricts the payment of dividends on our common stock.

The iPCS $140.0 million senior credit facility provides for a $90.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the senior credit agreement is for a $50.0 million senior secured term loan, which also matures on December 31, 2008. The iPCS credit agreement requires us to make quarterly payments of principal beginning March 31, 2004 for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings ranges from 1.00% to 1.50%, payable quarterly. As of March 31, 2002, $60.0 million remained available for borrowing under the iPCS senior credit facility. Our obligations under the iPCS senior credit agreement are secured by all of iPCS' operating assets, but not other assets of AirGate and its subsidiaries. As discussed above, we expect that cash and cash equivalents together with future advances under the iPCS senior credit facility will fund iPCS' capital expenditures, operating losses and working capital requirements through the end of fiscal 2002, at which time we expect to generate positive EBITDA from, iPCS operations. The iPCS senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, maximum EBITDA losses and limiting annual capital expenditures. We have recently completed an amendment to the iPCS senior credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which we anticipated violating in future quarters.

As of March 31, 2002, management believes that we are in compliance with all material financial and operational covenants associated with our senior credit facilities, senior subordinated discount notes, and Sprint agreements.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior credit facilities, the 1999 AirGate senior subordinated discount notes, the iPCS senior secured discount notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at March 31, 2002, are as follows (dollars in thousands):

                                                                  Payments Due By Period
                                      -------------------------------------------------------------------------------
                                                                   Years Ended March 31,
                                                    -----------------------------------------------------
       Contractual Obligation            Total        2003       2004       2005       2006       2007    Thereafter
       ----------------------            -----        ----       ----       ----       ----       ----    ----------
AirGate senior credit
 facility (1)                             $123,500    $ 1,012    $ 6,151    $18,862    $21,154   $28,214      $48,107
iPCS senior credit facility (1)             80,000         --      2,000      9,000     14,000    20,000       35,000
AirGate operating leases (2)                67,023     17,670     17,269     14,769      7,745     3,812        5,758
iPCS operating leases (2)                   70,442     11,430     11,271     10,714      9,483     6,331       21,213
iPCS capital leases                            961         70         73         76         79        82          581
1999 AirGate senior
subordinated discount notes                300,000         --         --         --         --        --      300,000
2000 iPCS senior subordinated
 discount notes                            300,000         --         --         --         --        --      300,000
                                      ------------  ---------  ---------  ---------  ---------  --------  -----------
     Total                                $941,926    $30,182    $36,764    $53,421    $52,461   $58,439     $710,659
                                      ============  =========  =========  =========  =========  ========  ===========

     (1) Total repayments are based upon borrowings outstanding as of March 31, 2002, not projected borrowings under the respective senior credit facility.
     (2) Does not include payments due under renewals to the original lease term.

There are provisions in each of the agreements governing the senior credit facilities, the 1999 AirGate senior subordinated discount notes and the 2000 iPCS senior subordinated discount notes providing for an acceleration of repayment upon an event of default, as defined in the respective agreements.

Seasonality

Our business is subject to seasonality because the wireless industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.

2002 LONG-TERM INCENTIVE PLAN

On March 29, 2002, the Company's board of directors approved the AirGate PCS, Inc. 2002 Long-Term Incentive Plan (the "Plan"), which made available 1,500,000 shares of common stock. The purpose of the Plan is to promote the success and enhance the value of the Company, by linking the personal interests of employees, officers, directors and consultants of the Company or any Affiliate to those of Company stockholders and by providing such persons with an incentive for outstanding performance. The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of employees, officers, directors and consultants upon whose judgment, interest, and special effort the successful conduct of the Company's operation is largely dependent. Accordingly, the Plan permits the grant of incentive awards from time to time to selected employees and officers, directors and consultants of the Company or any Affiliate.

      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to interest rate risk on our senior credit facilities and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate senior subordinated discount notes ($214.5 million at March 31, 2002) and the 2000 iPCS senior subordinated discount notes ($209.6 million at March 31, 2002). Our variable rate debt consists of borrowings made under the AirGate senior credit facility ($123.5 million at March 31, 2002) and the iPCS senior credit facility ($80.0 million at March 31, 2002). Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii)our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and the use of an interest rate cap with regard to a portion of the debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and our senior credit facilities based on our projected level of long-term indebtedness:

                                                             Years Ending September 30,
                                        ---------------------------------------------------------------------------------
                                             2002          2003         2004         2005          2006       Thereafter
                                        ---------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
1999 AirGate senior subordinated
discount notes .......................   $   228,813   $   260,630  $   297,191   $   297,289  $   297,587            --
Fixed interest rate ..................          13.5%         13.5%        13.5%         13.5%        13.5%         13.5%
Principal payments ...................            --          --           --            --           --      $  300,000

2001 iPCS senior subordinated

discount notes .......................   $   222,896   $   252,095  $   285,118   $   296,967  $   297,165            --
Fixed interest rate ..................          14.0%         14.0%        14.0%         14.0%        14.0%         14.0%
Principal payments ...................            --          --           --            --           --      $  300,000

AirGate senior credit facility .......   $   128,500   $   126,475  $   117,498   $   105,528  $    90,083           --
Variable interest rate (1) ...........          5.75%         5.75%        5.75%         5.75%        5.75%         5.75%
Principal payments ...................            --   $     2,025  $     8,977   $    11,970  $    15,445    $   87,083

iPCS senior credit facility ..........   $   105,500   $   125,000  $   115,625   $    98,436  $    70,309            --
Variable interest rate (1) ...........          5.75%         5.75%        5.75%         5.75%        5.75%         5.75%
Principal payments ...................            --            --  $     9,375   $    17,189  $    28,127    $   70,309

--------------------------------------------------------------------------------

(1) The interest rate on the senior credit facility equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 2.0% for all periods presented, which is the current LIBOR rate. A 1% increase (decrease) in the variable interest rate would result in a $2.6 million increase (decrease) in the interest expense.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. LEGAL PROCEEDINGS
-------------------------

On Monday, May 13, 2002, a shareholder of the Company filed a lawsuit against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The lawsuit seeks class certification and alleges that the prospectus used in connection with the secondary offering of Company common stock by certain former iPCS shareholders on December 18, 2002 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to made to the Company's distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for customers would increase as a result of an increase in the amount of sub-prime credit quality customers the Company added from its merger with iPCS. The Company believes these claims are without merit and intends to vigorously defend against these claims.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Company submitted to a vote of its stockholders of record as of January 9, 2002, through a solicitation by proxy, the election of three directors and the approval of the 2002 Long-Term Incentive Plan. The matters were submitted for a vote at our Annual Meeting of Stockholders on February 26, 2002. A total of 24,381,630 shares were represented by proxy at the meeting, representing 94.6% of the 25,761,543 shares eligible to vote. With respect to the election of three directors, of the shares represented, 24,025,029 shares were voted in favor of the election of Bernard A. Bianchino to serve as director for a new three year term, 356,611 shares were withheld, 20,804,249 shares were voted in favor of the election of Thomas M. Dougherty to serve as director for a new three year term, 3,577,391 shares were withheld and 23,398,990 shares were voted in favor of the election of Timothy M. Yager to serve as director for a new three year term, 356,707 shares were withheld. With respect to the approval of the 2002 Long-Term Incentive Plan, of the shares represented, 24,024,933 shares were voted in favor of the 2002 Long-Term Incentive Plan, 1,142,353 shares were voted against the proposal and 12,228 shares were abstentions and broker no-votes.

Item 5. OTHER INFORMATION
-------------------------

Execution of Limited 10b5-1 Plans

Certain executives have initiated structured diversification plans to sell a limited portion of their AirGate stock holdings at specified prices over a fixed period. The plans, adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, are designed to avoid any real or perceived conflicts of interest that might arise from these sales due to these executives involvement with AirGate PCS, Inc., while enabling these executives to diversify their respective holdings. Further, the plans will help avoid an aggregation of sales of our common stock during our "trading window" periods that typically follow quarterly announcements of our earnings.

Investment Considerations
-------------------------

Risks Related to the Combined Company's Business, Strategy and Operations

We have a limited operating history and we may not achieve or sustain operating profitability or positive cash flows, which may adversely affect our stock price

AirGate and iPCS have limited operating histories. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS products and services and manage customer turnover rates and expenses. In addition, a key factor in our operational performance after the merger depends upon our ability to manage the growth of iPCS through the completion of its network build-out and through implementing the combined company's best practices to increase market penetration in iPCS' and AirGate's current and future markets. iPCS will require additional expenditures for the continued development, construction, testing, deployment and operation of its network. These activities are expected to place demands on our managerial, operational and financial resources. If we do not achieve and maintain positive cash flows from operations when projected, our stock price may be affected.

Our stock price may be volatile and you may not be able to sell your shares at the price you paid for them

The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

     .    quarterly variations in our operating results;

     . operating results that vary from the expectations of securities analysts and investors;

     . changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

     .    changes in the Company's relationship with Sprint;

     . announcements by Sprint concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

     . changes in the market perception about the prospects in the wireless telecommunications industry and results of operations and market valuations of other companies in the telecommunications industry in general and the wireless industry in particular, including Sprint and its PCS network partners and our competitors;

     . announcements of technological innovations or changes to, or new products and services by Sprint or our competitors;

     .    changes in law and regulation;

     . announcements by third parties of significant claims or proceedings against us;

     . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

     .    general economic and competitive conditions.

The integration of AirGate and iPCS following the merger will present significant challenges that could adversely affect our results of operations

AirGate acquired iPCS with the expectation that it would result in expanding AirGate's existing network and customer base and leveraging the best operating practices of both organizations. Achieving the benefits of the merger will depend in part on integrating the operations of the two businesses in an efficient and timely manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully:

     .    manage our network and markets;

     . maintain adequate focus on existing business and operations while working to integrate the two companies;

     .    combine two companies with limited operating histories;

     . manage each company's cash and available credit lines for use in financing future growth and working capital needs of such company;

     .    manage our marketing and sales;

     . manage the transition of iPCS' senior management expertise to the combined Company; and

     . retain and attract key employees of the combined Company during a period of transition.

We cannot assure you that combining the businesses of AirGate and iPCS, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial conditions superior to those that AirGate and iPCS could have achieved independently. The diversion of management's attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations.

Future sales of shares of our common stock, including sales of shares following the expiration of `lock-up" arrangements, may negatively affect our stock price

As a result of the merger, the former iPCS security holders received approximately 12.4 million shares of our common stock and options and warrants to purchase approximately 1.1 million shares of our common stock. The shares of common stock issued in the merger represented approximately 47.5% of our common stock, assuming the exercise of all outstanding warrants and options.

In connection with the merger, holders of substantially all of the outstanding shares of iPCS common and preferred stock entered into "lock-up" agreements with AirGate. The lock-up agreements impose restrictions on the ability of such stockholders to sell or otherwise dispose of the shares of our common stock that they received in the merger. The lock-up period commenced on November 30, 2001 and extends for a minimum of 120 days and a maximum of 300 days after the effective time of the merger. On March 30, 2002, all of our shares held by the Blackstone Group (Blackstone) were released from the lock-up, and 20% of the shares held by other former iPCS shareholders were released from the lock-up. An additional 30% of such shares will be released from the lock-up on June 28, 2002 and the remainder on September 26, 2002.

We have on file an effective registration statement on Form S-4 in order to allow the former iPCS stockholders to freely resell the shares of our common stock that they received in the merger. In addition, we entered into a registration rights agreement at the effective time of the merger with some of the former iPCS stockholders. We completed an offering of 4,000,000 shares of AirGate common stock held by former iPCS stockholders on December 18, 2001, under the terms of the registration rights agreement. Blackstone has an additional demand registration right exercisable at any time after the first anniversary of the effective time of the merger. In addition, the former iPCS stockholders, including Blackstone, have incidental registration rights pursuant to which they can, in general, include their shares of our common stock in any public registration we initiate, whether or not for sale for our own amount.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

We may experience a higher rate of customer turnover in the future compared to historical rates, which would adversely affect our financial performance

The wireless personal communications services industry in general and Sprint in particular have experienced a higher rate of customer turnover, commonly known as churn, as compared to cellular industry averages. This churn rate has been driven higher in recent months due to the introduction of the NDASL and Clear Pay programs as described elsewhere in this report. In addition, due to significant competition in our industry and general economic conditions, among other things, our future rate of customer turnover may be higher than our historical rate. Factors, which may contribute to higher churn, include:

     . inability of customers to pay which results in involuntary de-activations;

     . our handset return policy that allows customers to return used handsets within 14 days of purchase and receives a full refund;

     .    the attractiveness of our competitors' products and services;

     .    network performance;

     .    customer service;

     .    increased prices;

     . any future changes by us in the products and services we offer, especially to the Clear Pay Program; and

     . Common mix and credits class, which have accounted for 50% of our customer additions since May 1, 2001 including those related to the NDASL program and Clear Pay programs.

A high rate of customer turnover could adversely affect our competitive position, liquidity, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by customers.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts

On an ongoing basis, we estimate the amount of customer receivables that we will not collect to reflect the expected loss on such accounts in the current period. However, our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

     .    adverse changes in our churn rate exceeding our estimates;

     .    adverse changes in the economy generally exceeding our expectations;
          or

     .    unanticipated changes in Sprint PCS' products and services.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

The loss of the officers and skilled employees who we depend upon to operate our business could adversely affect our results of operations

Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our chief executive officer. We do not have long-term employment or change of control agreements with any of our executive officers, and most of the stock options granted to senior management are at exercise prices above current market prices of our stock.

Parts of our territories have limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations

Sprint has licenses covering 10 MHz of spectrum in our southeast territory. While Sprint PCS has licenses covering 30 MHz of spectrum throughout most of our midwest territory, it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. As the number of customers in our territories increase, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect our results of operations.

If we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases or locate new sites for wireless towers on favorable terms, our business and results of operations could be adversely impacted

Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master co-location agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or we may be required to rebuild that portion of our network. In addition, the concentration of our cell sites with a few tower companies could adversely affect our results of operations if we are unable to renew expiring leases with such tower companies on favorable terms.

Expanding our territory includes numerous risks and our failure to overcome these risks and any other problems encountered may have a material adverse effect on our business and reduce the market value of our securities

As part of our continuing operating strategy, we may expand our territory through the grant of additional markets from Sprint or through acquisitions of other Sprint network partners. These transactions may require the approval of Sprint and commonly involve a number of risks, including the:

     .    difficulty of assimilating acquired operations and personnel;

     .    diversion of management's attention;

     .    disruption of ongoing business;

     . impact on our cash and available credit lines for use in financing future growth and working capital needs;

     .    inability to retain key personnel;

     . inability to successfully incorporate acquired assets and rights into our service offerings;

     . inability to maintain uniform standards, controls, procedures and policies; and

     .    impairment of relationships with employees, customers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we also may issue additional equity securities, incur additional debt or incur significant amortization expenses related to intangible assets.

Because the former iPCS stockholders did not provide AirGate with any indemnification following the merger, iPCS will be responsible for any undisclosed prior liabilities of iPCS

iPCS made certain representations and warranties to AirGate in the merger agreement concerning iPCS' business and operations. The merger agreement did not provide AirGate with any contractual indemnification from the iPCS stockholders for any breaches of the representations and warranties by iPCS or any failure of iPCS to comply with its obligations under the merger agreement. As a result, iPCS will be responsible for any of its prior undisclosed liabilities. Such liabilities could materially impact our future consolidated results of operations.

Risks Particular to Our Indebtedness

Both AirGate and iPCS have substantial debt that neither company may be able to service; a failure to service such debt may result in the lenders under such debt controlling AirGate's or iPCS' assets

The substantial debt of AirGate and iPCS has a number of important consequences for our operations and our investors, including the following:

     . each company will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

     . we anticipate that each company has sufficient resources to finance its currently projected business plan, but neither may be able to obtain additional financing if the assumptions underlying the business plan are not correct for unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

     . some of each company's debt, including financing under each company's senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

     . due to the liens on substantially all of each company's assets and the pledges of stock of each company's existing and future subsidiaries that secure AirGate's and iPCS' respective senior debt and senior subordinated discount notes, lenders or holders of such senior subordinated discount notes may control AirGate's or iPCS' assets or the assets of the subsidiaries of either company in the event of a default.

The ability of both AirGate and iPCS to make payments on their respective debt will depend upon each company's future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither company can control. If the cash flow from either company's operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing AirGate's and iPCS' respective debt limit our ability to take several of these actions. The failure of AirGate or iPCS to generate sufficient funds to pay its debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of AirGate's common stock.

If either AirGate or iPCS does not meet all of the conditions required under its respective senior secured credit facility, such company may not be able to draw down all of the funds it anticipates receiving from its senior lenders and we may not be able to fund operating losses and working capital needs

As of March 31, 2002, AirGate had borrowed $123.5 million under its senior credit facility and iPCS had borrowed $80.0 million under its senior credit facility. The remaining $30.0 million available under AirGate's senior credit facility and the remaining $60.0 million available under iPCS' senior credit facility, a portion of which each company expects to borrow in the future, is subject to the applicable company meeting all of the conditions specified in its respective financing documents. We recently completed an amendment to the iPCS senior credit facility, primarily to provide additional relief under the minimum EDITDA covenant, which we anticipated not meeting in future quarters. In addition, additional borrowings are subject to specific conditions on each funding date, including the following:

     . that the representations and warranties in such company's loan documents are true and correct;

     . that certain of such company's financial covenant tests are satisfied, including leverage and operating performance covenants and, solely with respect to iPCS, loss covenants relating to earnings before interest, taxes, depreciation and amortization; and

     .    the absence of a default under such company's loan documents.

If either company does not meet these conditions at each funding date, such company's senior lenders may not lend some or all of the remaining amounts under such company's senior secured credit facility. If other sources of funds are not available, neither company may be in a position to meet its operating cash needs.

The ability of AirGate and iPCS to operate as a combined company will be limited by the separate public debt indentures and senior secured credit facilities of AirGate and iPCS

In order to assure continued compliance with the indenture governing AirGate's senior subordinated discount notes, AirGate has designated iPCS as an "unrestricted subsidiary." As a result, for purposes of their respective public debt indentures, AirGate and iPCS will operate as separate business entities. Due to restrictions in AirGate's indenture, AirGate will be unable to provide direct or indirect credit support to iPCS and will be significantly limited in its ability to maintain or preserve iPCS' financial condition or cause iPCS to achieve a specified level of operating results. Likewise, iPCS will be restricted under its debt instruments from paying dividends or freely transferring money to AirGate. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger, react to developments in either company's business or take advantage of business opportunities.

If either AirGate or iPCS fails to pay the debt under its respective senior secured credit facility, Sprint has the option of purchasing such company's loans, giving Sprint certain rights of a creditor to foreclose on such company's assets

Sprint has contractual rights, triggered by an acceleration of the maturity of the debt under AirGate's or iPCS' respective senior secured credit facility, pursuant to which Sprint may purchase AirGate's or iPCS' obligations to its respective senior lenders and obtain the rights of a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with our interests. Sprint's rights as a senior lender would enable it to exercise rights with respect to the related company's assets and continuing relationship with Sprint in a manner not otherwise permitted under our Sprint agreements.

Risks Particular to Our Relationship with Sprint

The termination of AirGate's or iPCS' affiliation with Sprint or Sprint's failure to perform its obligations under the Sprint agreements would severely restrict our ability to conduct our business

Neither AirGate nor iPCS owns the licenses to operate their wireless network. The ability of AirGate and iPCS to offer Sprint PCS products and operate a PCS network is dependent on their Sprint agreements remaining in effect and not being terminated. The management agreements between Sprint and each of AirGate and iPCS are not perpetual. Sprint can choose not to renew iPCS' management agreement at the expiration of the 20-year initial term or any ten-year renewal term. AirGate's management agreement automatically renews at the expiration of the 20-year initial term for an additional 10-year period unless AirGate is in default. Sprint can choose not to renew AirGate's management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term. In any event, AirGate's and iPCS' management agreements terminate in 50 years. In addition, each of these agreements can be terminated for breach of any material term, including, among others, build-out and network operational requirements. Many of these operational and network requirements are extremely technical and detailed in nature and apply to each retail store, cell site and switch site. In addition, many of these operational and network requirements can be changed by Sprint with little notice. As a result we may disagree with Sprint from time to time regarding our compliance with all requirements of the Sprint agreements. AirGate and iPCS also are dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with customers in our territory, increase our expenses and/or decrease our revenues

Sprint, under the Sprint agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint may make decisions that adversely affect our business, such as the following:

     . Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

     . Sprint could develop products and services or establish credit policies, such as NDASL, which could adversely affect our results of operations;

     . Sprint could raise the costs to perform back office services, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged;

     .    Sprint could prohibit us from selling non-Sprint approved equipment;

     . Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs;

     . Sprint could make decisions which could adversely affect the Sprint and Sprint PCS brand names, products or services; and

     . Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

The occurrence of any of the foregoing could adversely affect our relationship with customers in our territories, increase our expenses and/or decrease our revenues.

Change in Sprint PCS products and services may reduce customer additions or increase customer turnover

The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). As a result, a significant amount of our new customer additions (approximately 50% since May 2001) have been under the NDASL program. On November 15, 2001, the NDASL program was replaced by the "Clear Pay program" which requires a $125 deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. On February 24, 2002, the Clear Pay program was superceded, in our territories, by the "Clear Pay II program", which expanded the deposit requirement across all new sub-prime credit quality customers and not just the lowest credit class.

The inability of Sprint to maintain high quality back office services, or our inability to use Sprints back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increased churn or otherwise increase our costs

We rely on Sprint's internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint's PCS business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint has made reductions in its customer service support structure, which may have an adverse effect on our churn rate. Additionally, Sprint has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. The combined company will depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. Our Sprint agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to maintain high quality back office services, or our inability to use Sprint back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase churn or otherwise increase our costs.

If Sprint does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint has entered into management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint's national network and, to a lesser extent, on the networks of Sprint's other PCS network partners. Sprint's network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers.

Certain provisions of the Sprint agreements may diminish the value of AirGate's common stock and restrict the sale of our business

Under limited circumstances and without further stockholder approval, Sprint may purchase the operating assets of AirGate or iPCS at a discount. In addition, Sprint must approve any change of control of the ownership of AirGate or iPCS and must consent to any assignment of their Sprint agreements. Sprint also has a right of first refusal if AirGate or iPCS decide to sell its operating assets to a third party. Each of AirGate and iPCS also is subject to a number of restrictions on the transfer of its business, including a prohibition on the sale of AirGate or iPCS or their operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of AirGate's common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value," as described in our Sprint agreements.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations

We depend on our relationship with Sprint to obtain handsets. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

     . Sprint does not adequately project the need for handsets for itself, its Sprint PCS network partners and it's other third party distribution channels, particularly in transition to new technologies; such as "one time radio transmission technology," or "1XRTT;"

     .    Sprint gives preference to other distribution channels;

     .    we do not adequately project our need for handsets;

     . Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

     . there is an adverse development in the relationship between Sprint and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

Non-renewal or revocation by the Federal Communications Commission of the Sprint PCS licenses would significantly harm our business

PCS licenses are subject to renewal and revocation by the Federal Communications Commissions, referred to as the FCC. Sprint PCS licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our territories. If Sprint loses any of its licenses in our territory, we would be severely restricted in our ability to conduct business.

If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in our inability to provide service

The FCC requires that licensees like Sprint maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint agreements with AirGate and iPCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint agreements need to be modified to increase the level of licensee control, AirGate and iPCS have agreed with Sprint to use their best efforts to modify the Sprint agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint agreements, they may be terminated. If the Sprint agreements are terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct business.

Risks Particular to Our Industry

Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably

Competition in the wireless communications industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent to sell non-Sprint PCS approved equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

Increased penetration rates could limit or decrease our rate of new customer additions

Intense competition in the wireless communications industry could cause prices for wireless products and services to decline. If prices drop, then our rate of net customer additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitor's penetration rates in our markets increases over time, our rate of adding net customers could decrease. If this decrease were to happen, our business and financial results could be materially adversely affected.

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS

The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

If Sprint is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to "one times radio transmission technology," or "1XRTT," as well as "third generation," or "3G," technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that Sprint or the Company can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

We are a consumer business and a recession in the United States involving significantly lowered spending could negatively affect our results of operations

Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. In the event that the economic downturn that the United States and our territories have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be negatively affected.

Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

Our operations and those of Sprint may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint.

Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

2         Omitted - Inapplicable

3.2       Omitted - Inapplicable

4         Omitted - Inapplicable

10.33 Schedule of Definitions to Sprint PCS Management Agreement by and among SprintCom, Inc. and AirGate Wireless, L.L.C.

10.34 Services Agreement dated as of January 1, 2002 by and among AirGate PCS, Inc., AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc.

10.35 Technology License Agreement dated as of January 1, 2002 by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc.

10.36 2002 AirGate PCS, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company with the Commission on March 29, 2002 (SEC File No. 333-85250)

11        Omitted - Inapplicable

15        Omitted - Inapplicable

18        Omitted - Inapplicable

19        Omitted - Inapplicable

22        Omitted - Inapplicable

23        Omitted - Inapplicable

24        Omitted - Inapplicable

99        Omitted - Inapplicable

     (a)  Reports on Form 8-K

On February 22, 2002, we filed a Current Report on Form 8-K pursuant to which we provided a description of amendments of certain covenants of the iPCS Senior Secured Credit Facility. In connection with such Form 8-K, the following exhibits were attached: (i) Fourth Amendment to Amended and Restated Credit Agreement and Consent dated as of February 14, 2002, by and among iPCS Wireless, Inc., iPCS Equipment, Inc., the Lenders and Toronto Dominion (Texas), Inc. as administrative agent and (ii) Press Release issued by AirGate PCS, Inc. dated February 15, 2002, announcing reorganization and sales leadership changes.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                                         AirGate PCS, Inc.

                                    By:  /s/ Alan B. Catherall
                                         ---------------------------
                                             Name:   Alan B. Catherall
                                             Title:  Chief Financial Officer
                                                      (Duly Authorized Officer)

Date:   May 15, 2002                     /s/ Alan B. Catherall
                                         ----------------------------
                                                     Alan B. Catherall
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                       Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

2         Omitted - Inapplicable

3.2       Omitted - Inapplicable

4         Omitted - Inapplicable

10.33 Schedule of Definitions to Sprint PCS Management Agreement by and among SprintCom, Inc. and AirGate Wireless, L.L.C.

10.34 Services Agreement dated as of January 1, 2002 by and among AirGate PCS, Inc., AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc.

10.35 Technology License Agreement dated as of January 1, 2002 by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc.

10.36 2002 AirGate PCS, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company with the Commission on March 29, 2002 (SEC File No. 333-85250)

11        Omitted - Inapplicable

15        Omitted - Inapplicable

18        Omitted - Inapplicable

19        Omitted - Inapplicable

22        Omitted - Inapplicable

23        Omitted - Inapplicable

24        Omitted - Inapplicable

99        Omitted - Inapplicable